Form 10-Q
period 2026-06-30
LCNB CORP
filed 2026-08-05
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of August 5, 2026 was 14,254,988 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS:
Cash and due from banks	$19,158	$18,353
Interest-bearing demand deposits	5,697	3,261
Total cash and cash equivalents	24,855	21,614
Interest-bearing time deposits	3,450	2,710
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,452	1,433
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	215,769	232,271
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $10 and $11 at June 30, 2026 and December 31, 2025, respectively	15,799	16,080
Federal Reserve Bank stock, at cost	6,405	6,405
Federal Home Loan Bank stock, at cost	20,710	20,710
Loans held-for-sale	3,508	1,718
Loans, net of allowance for credit losses of $13,606 and $13,704 at June 30, 2026 and December 31, 2025, respectively	1,685,963	1,691,827
Premises and equipment, net	39,781	39,196
Operating lease right-of-use assets	6,239	6,475
Goodwill	90,310	90,310
Core deposit and other intangibles, net	8,499	9,271
Bank-owned life insurance	56,149	55,424
Interest receivable	7,765	7,968
Other assets, net	33,395	33,691
TOTAL ASSETS	$2,223,715	$2,240,769

LIABILITIES:
Deposits:
Noninterest-bearing	$478,568	466,094
Interest-bearing	1,340,618	1,374,261
Total deposits	1,819,186	1,840,355
Long-term debt	103,836	104,428
Operating lease liabilities	6,641	6,877
Accrued interest and other liabilities	13,435	15,180
TOTAL LIABILITIES	$1,943,098	$1,966,840

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	$—	—
Common shares – no par value; authorized 19,000,000 shares; issued 17,470,548 and 17,409,085 shares at June 30, 2026 and December 31, 2025, respectively; outstanding 14,254,091 and 14,193,577 shares at June 30, 2026 and December 31, 2025, respectively	188,868	188,212
Retained earnings	157,609	151,938
Treasury shares at cost, 3,216,457 and 3,215,508 shares at June 30, 2026 and December 31, 2025, respectively	(56,087)	(56,071)
Accumulated other comprehensive loss, net of taxes	(9,773)	(10,150)
TOTAL SHAREHOLDERS' EQUITY	$280,617	$273,929
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,223,715	$2,240,769

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans	$24,345	23,838	47,778	47,019
Dividends on equity securities:
With a readily determinable fair value	12	11	23	21
Without a readily determinable fair value	20	25	46	54
Interest on debt securities:
Taxable	1,207	1,213	2,403	2,469
Non-taxable	144	161	290	307
Other investments	604	691	1,222	1,385
TOTAL INTEREST INCOME	26,332	25,939	51,762	51,255

INTEREST EXPENSE:
Interest on deposits	5,220	7,119	10,501	14,678
Interest on long-term debt	1,321	1,278	2,577	2,735
Interest on short-term borrowings	—	1	46	2
TOTAL INTEREST EXPENSE	6,541	8,398	13,124	17,415
NET INTEREST INCOME	19,791	17,541	38,638	33,840

PROVISION FOR CREDIT LOSSES	276	18	2,615	215
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	19,515	17,523	36,023	33,625

NON-INTEREST INCOME:
Fiduciary income	2,681	2,262	5,220	4,426
Service charges and fees on deposit accounts	1,727	1,884	3,212	3,650
Bank-owned life insurance income	366	353	725	699
Net gains from sales of loans	420	615	620	1,456
Other operating income	159	134	269	239
TOTAL NON-INTEREST INCOME	5,353	5,248	10,046	10,470

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,959	8,872	18,426	18,044
Occupancy expense, net	993	1,022	2,014	2,032
Equipment expenses	338	371	730	753
State financial institutions tax	447	449	894	902
Marketing	315	281	609	596
Amortization of intangibles	228	301	453	598
Computer maintenance and supplies	434	379	839	759
FDIC insurance premiums, net	327	380	602	790
Contracted services	1,058	859	2,037	1,729
Merger-related expenses	—	140	—	140
Other non-interest expense	2,576	2,513	4,951	5,033
TOTAL NON-INTEREST EXPENSE	15,675	15,567	31,555	31,376
INCOME BEFORE INCOME TAXES	9,193	7,204	14,514	12,719

PROVISION FOR INCOME TAXES	1,699	1,285	2,576	2,191
NET INCOME	$7,494	5,919	11,938	10,528

Earnings per common share:
Basic	$0.53	0.41	$0.84	0.74
Diluted	0.53	0.41	0.84	0.74
Weighted average common shares outstanding:
Basic	14,157,834	14,085,764	14,141,601	14,070,417
Diluted	14,157,834	14,085,764	14,141,601	14,070,417

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$7,494	5,919	11,938	10,528

Other comprehensive income:
Net unrealized gain on available-for-sale debt securities (net of tax expense of $51 and $478 for the three months ended June 30, 2026 and 2025, respectively, and $103 and $1,451 for the six months ended June 30, 2026 and 2025, respectively)	194	1,798	377	5,460
TOTAL COMPREHENSIVE INCOME	$7,688	7,717	12,315	15,988

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Earnings	Shares	Loss	Equity
Three Months Ended June 30, 2026
Balance at April 1, 2026	14,245,849	$188,620	153,250	(56,087)	(9,967)	275,816
Net income	—	—	7,494	—	—	7,494
Other comprehensive income, net of taxes	—	—	—	—	194	194
Dividend Reinvestment and Stock Purchase Plan	8,242	138	—	—	—	138
Compensation expense relating to restricted stock	—	110	—	—	—	110
Common stock dividends, $0.22 per share	—	—	(3,135)	—	—	(3,135)
Balance at June 30, 2026	14,254,091	$188,868	157,609	(56,087)	(9,773)	280,617

Six Months Ended June 30, 2026
Balance at January 1, 2026	14,193,577	$188,212	151,938	(56,071)	(10,150)	273,929
Net income	—	—	11,938	—	—	11,938
Other comprehensive income, net of taxes	—	—	—	—	377	377
Dividend Reinvestment and Stock Purchase Plan	16,647	280	—	—	—	280
Shares issued for restricted stock awards	44,816	—	—	—	—	—
Repurchase of common stock	(949)	—	—	(16)	—	(16)
Compensation expense relating to restricted stock	—	376	—	—	—	376
Common stock dividends, $0.44 per share	—	—	(6,267)	—	—	(6,267)
Balance at June 30, 2026	14,254,091	$188,868	157,609	(56,087)	(9,773)	280,617

Three Months Ended June 30, 2025
Balance at April 1, 2025	14,166,915	$187,369	142,811	(56,002)	(15,527)	258,651
Net income	—	—	5,919	—	—	5,919
Other comprehensive income, net of taxes	—	—	—	—	1,798	1,798
Dividend Reinvestment and Stock Purchase Plan	12,451	183	—	—	—	183
Repurchase of common stock	(4,125)	—	—	(69)	—	(69)
Compensation expense relating to restricted stock	—	101	—	—	—	101
Common stock dividends, $0.22 per share	—	—	(3,109)	—	—	(3,109)
Balance at June 30, 2025	14,175,241	$187,653	145,621	(56,071)	(13,729)	263,474

Six Months Ended June 30, 2025
Balance at January 1, 2025	14,118,040	$186,937	141,290	(56,002)	(19,189)	253,036
Net income	—	—	10,528	—	—	10,528
Other comprehensive income, net of taxes	—	—	—	—	5,460	5,460
Dividend Reinvestment and Stock Purchase Plan	22,376	331	—	—	—	331
Shares issued for restricted stock awards	38,950	—	—	—	—	—
Repurchase of common stock	(4,125)	—	—	(69)	—	(69)
Compensation expense relating to restricted stock	—	385	—	—	—	385
Common stock dividends, $0.44 per share	—	—	(6,197)	—	—	(6,197)
Balance at June 30, 2025	14,175,241	$187,653	145,621	(56,071)	(13,729)	263,474

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,938	10,528
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	981	(1,253)
Provision for credit losses	2,615	215
Deferred income tax provision	1,177	1,221
Increase in cash surrender value of bank-owned life insurance	(725)	(699)
Realized and unrealized (gains) losses from equity securities, net	2	(22)
Realized losses from disposition of premises and equipment	14	—
Realized gain from sales of premises held-for-sale	(5)	—
Origination of mortgage loans for sale	(33,163)	(57,973)
Realized gains from sales of loans	(620)	(1,456)
Proceeds from sales of originated loans	31,993	58,959
Compensation expense related to restricted stock	376	385
Changes in:
Accrued interest receivable	203	(94)
Other assets	(1,185)	(2,095)
Other liabilities	(1,712)	(37)
TOTAL ADJUSTMENTS	(49)	(2,849)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	11,889	7,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity securities:
Purchases of securities	(21)	(20)
Available for-sale debt securities:
Proceeds from maturities, prepayments and calls	23,622	12,541
Purchases of securities	(6,691)	(750)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	281	273
Purchases of securities	—	(1,378)
Net decrease in interest-bearing time deposits	(740)	(6)
Net decreases in loans	5,553	12,170
Purchases of premises and equipment	(1,695)	(305)
Proceeds from sales of premises held-for-sale	60	1
Funding of tax credit investments	(1,253)	(1,163)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	19,116	21,363

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(21,169)	41,080
Principal payments on long-term debt	(592)	(50,153)
Proceeds from issuance of common stock	280	331
Repurchase of common stock	(16)	(69)
Cash dividends paid on common stock	(6,267)	(6,197)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(27,764)	(15,008)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,241	14,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,614	35,744
CASH AND CASH EQUIVALENTS AT END OF PERIOD	24,855	49,778

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$13,432	18,257
Income taxes	20	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
New commitments in affordable housing tax credit investments	$1,000	—
Loans provided for sales of premises held-for-sale	278	—
Transfer from premises and equipment to premises held-for-sale	—	525
Right-of-use assets obtained in exchange for lease obligations	—	554

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

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2025 Annual Report on Form 10-K filed with the SEC.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

From time to time, the FASB issues an ASU to communicate changes to U.S. GAAP. The following information provides brief summaries of newly issued but not yet effective ASUs that could have an effect on LCNB's financial position or results of consolidated operations:

ASU 2025-08 “Financial Instruments — Credit Losses (Topic 326): Purchased Loans.”

In  November 2025, the FASB issued ASU 2025-08 Financial Instruments—Credit Losses (Topic 326) — Purchased Loans (the "Update"). The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD (purchased financial asset with credit deterioration) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this Update are effective for all entities for annual reporting periods beginning after  December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$55,098	—	2,073	—	53,025
U.S. Agency notes	59,682	—	2,650	—	57,032
Corporate bonds	13,276	97	426	—	12,947
U.S. Agency mortgage-backed securities	64,009	1	5,256	—	58,754
Municipal securities:
Non-taxable	3,152	—	155	—	2,997
Taxable	32,913	—	1,899	—	31,014
	$228,130	98	12,459	—	215,769

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$12,840	19	614	12,245	8
Taxable	2,969	—	349	2,620	2
	$15,809	19	963	14,865	10

	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$52,626		2,168	—	50,458
U.S. Agency notes	75,299	38	2,933	—	72,404
Corporate Bonds	12,013	64	344	—	11,733
U.S. Agency mortgage-backed securities	68,085	3	5,571	—	62,517
Municipal securities:
Non-taxable	4,191		186	—	4,005
Taxable	32,898	1	1,745	—	31,154
	$245,112	106	12,947	—	232,271

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,122	18	666	12,474	9
Taxable	2,969	—	319	2,650	2
	$16,091	18	985	15,124	11

The amortized cost of debt securities in the above table excludes accrued interest of $975 thousand and $895 thousand at  June 30, 2026 and  December 31, 2025, respectively, that is recorded in other assets on the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at June 30, 2026 and December 31, 2025, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Available-for-Sale:
U.S. Treasury notes	$2,475	22	50,550	2,051
U.S. Agency notes	4,179	55	52,853	2,595
Corporate bonds	4,977	223	4,598	203
U.S. Agency mortgage-backed securities	8,835	113	49,739	5,143
Municipal securities:
Non-taxable	—	—	2,997	155
Taxable	893	7	30,121	1,892
	$21,359	420	190,858	12,039

Held-to-Maturity:
Municipal securities:
Non-taxable	$456	4	7,923	610
Taxable	—	—	2,620	349
	$456	4	10,543	959

December 31, 2025
Available-for-Sale:
U.S. Treasury notes	$—	—	50,458	2,168
U.S. Agency notes	—	—	68,169	2,933
Corporate Bonds	2,119	81	5,237	263
U.S. Agency mortgage-backed securities	6,785	50	55,533	5,521
Municipal securities:
Non-taxable	—	—	2,975	186
Taxable	—	—	30,252	1,745
	$8,904	131	212,624	12,816

Held-to-Maturity:
Municipal securities:
Non-taxable	$1,364	13	8,608	653
Taxable	—	—	2,650	319
	$1,364	13	11,258	972

At June 30, 2026, LCNB’s securities portfolio consisted of 153 securities, 142 of which were in an unrealized loss position. At  December 31, 2025, LCNB's securities portfolio consisted of 153 securities, 139 of which were in an unrealized loss position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Each quarter, LCNB performs an analysis to determine if any of the unrealized losses on available-for-sale debt securities are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. The assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and LCNB's ability and intent to hold the security for a period of time sufficient for a recovery in value. LCNB also considers the extent to which the securities are issued by the federal government or its agencies and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 2.8 years. No credit losses were determined to be present as of June 30, 2026, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on available-for-sale debt securities was recognized for the second quarter of 2026.

Debt securities with a market value of $116 million and $121.4 million at  June 30, 2026 and  December 31, 2025, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. government agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at June 30, 2026.

Contractual maturities of debt securities at June 30, 2026 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$30,259	29,670	267	265
Due from one to five years	110,628	104,920	878	835
Due from five to ten years	23,234	22,425	7,910	7,579
Due after ten years	—	—	6,754	6,186
	164,121	157,015	15,809	14,865
U.S. Agency mortgage-backed securities	64,009	58,754	—	—
	$228,130	215,769	15,809	14,865

There were no sales of debt securities available-for-sale for the three and six months ended June 30, 2026 and 2025.

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at June 30, 2026 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	June 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mutual Funds	$1,512	1,352	1,491	1,345
Equity Securities	10	100	10	88
Total equity securities with a readily determinable fair value	$1,522	1,452	1,501	1,433

Certain information concerning changes in the fair value of equity securities with a readily determinable fair value for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity securities	$20	8	(2)	22
Less net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$20	8	(2)	22

LCNB is a member of the FHLB system and its regional FRB. Members are required to own a certain amount of stock based on predetermined formulas. FHLB and FRB stock are carried at cost, which is equal to par value, and periodically evaluated for impairment based on ultimate recovery of par value.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - LOANS

Major classifications of loans at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Commercial & industrial	$96,363	104,105
Commercial, secured by real estate:
Owner occupied	228,278	219,273
Non-owner occupied	503,957	505,182
Farmland	35,295	35,561
Multi-family	250,011	253,051
Construction	71,233	85,144
Residential real estate:
Secured by senior liens on 1-4 family dwellings	407,790	395,552
Secured by junior liens on 1-4 family dwellings	19,820	20,690
Home equity line-of-credit loans	55,670	54,109
Consumer	15,006	16,955
Agricultural	15,974	15,699
Other loans, including deposit overdrafts	172	210
Loans, gross	1,699,569	1,705,531
Less allowance for credit losses	13,606	13,704
Loans, net	$1,685,963	1,691,827

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $1.2 million and $1.1 million at  June 30, 2026 and  December 31, 2025, respectively. Accrued interest receivable of $6.8 million and $7.1 million are excluded from the balances above as of  June 30, 2026 and  December 31, 2025, respectively, and are recorded in interest receivable in the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

Non-accrual loans by class of receivable as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Non-accrual		Non-accrual
	Loans with no	Total	Loans with no	Total
	Allowance for	Non-accrual	Allowance for	Non-accrual
	Credit Losses	Loans	Credit Losses	Loans
Commercial & industrial	$57	2,770	—	1,391
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	—	2,411	—	—
Farmland	—	—	—	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	248	552	52	384
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	18	18	19	19
Agricultural	—	—	—	—
Total	$323	5,751	71	1,794

Interest income recognized on nonaccrual loans totaled approximately $49 thousand and $1 thousand during the six months ended  June 30, 2026 and 2025, respectively. Accrued interest reversed and charged against interest income for these loans totaled approximately $216 thousand and $9 thousand during the six months ended  June 30, 2026 and 2025, respectively.

The ratio of non-accrual loans to total loans outstanding at June 30, 2026 and December 31, 2025 was 0.34% and 0.11%, respectively.

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

•	Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from company specific and peer loss data.
•	Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated when materially relevant.
•	Forecast and reversion – There were no changes to the Company's forecast or reversion periods during the second quarter of 2026; as of June 30, 2026, the Company continues to utilize a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average.
•	Economic forecast – The Company utilizes Moody's to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. For the quarter ended June 30, 2026, the Company selected a forecasted data model which projects unemployment between 4.52% and 5.81%, the change in Coincident Economic Activity between -0.36% and 1.59%, and the change in the Home Price Index between -2.62% and 1.02% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks. For the quarter ended March 31, 2026, the Company selected a forecast model which projected unemployment between 5.01% and 5.76%, the change in Coincident Economic Activity between 0.36% and 1.06%, and the change in the Home Price Index between -2.88% and 2.68% during the forecast periods. The historical averages for LCNB’s economic indicators are: unemployment, 5.67%; change in Coincident Economic Activity, 1.90%; and change in Home Price Index, 2.82%.

QUALITATIVE CONSIDERATIONS

In addition to the quantitative model, management considers the need for qualitative adjustment for risks not considered in the DCF calculation. Factors that are considered by management in determining loan collectability and the appropriate level of the ACL are listed below:

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended June 30, 2026
Balance, beginning of period	$2,197	6,402	4,567	175	22	9	13,372
Provision for (recovery of) credit losses	(83)	280	36	(38)	9	29	233
Losses charged off	—	—	—	—	—	(36)	(36)
Recoveries	—	—	—	23	—	14	37
Balance, end of period	$2,114	6,682	4,603	160	31	16	13,606

Ratio of net charge-offs to average loans	—%	—%	—%	(0.58)%	—%	40.29%	—%

Six Months Ended June 30, 2026
Balance, beginning of period	$2,463	6,514	4,492	188	30	17	13,704
Provision for (recovery of) credit losses	2,279	168	113	24	1	46	2,631
Losses charged off	(2,628)	—	(2)	(90)	—	(82)	(2,802)
Recoveries	—	—	—	38	—	35	73
Balance, end of period	$2,114	6,682	4,603	160	31	16	13,606

Ratio of net charge-offs to average loans	5.28%	—%	—%	0.66%	—%	43.28%	0.32%

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended June 30, 2025
Balance, beginning of period	$1,307	6,830	3,729	221	20	17	12,124
Provision for (recovery of) credit losses	79	(495)	424	12	8	35	63
Losses charged off	—	—	(37)	(5)	—	(53)	(95)
Recoveries	—	—	—	1	—	15	16
Balance, end of period	$1,386	6,335	4,116	229	28	14	12,108

Ratio of net charge-offs to average loans	—%	—%	0.03%	0.09%	—%	100.27%	0.02%

Six Months Ended June 30, 2025
Balance, beginning of year	$1,573	6,537	3,634	220	24	13	12,001
Provision for (recovery of) credit losses	(187)	(202)	515	13	4	82	225
Losses charged off	—	—	(37)	(5)	—	(106)	(148)
Recoveries	—	—	4	1	—	25	30
Balance, end of period	$1,386	6,335	4,116	229	28	14	12,108

Ratio of net charge-offs to average loans	—%	—%	0.01%	0.04%	—%	101.45%	0.01%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The ratio of the allowance for credit losses for loans to total loans at  June 30, 2026 and December 31, 2025 was 0.80%.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	June 30, 2026		December 31, 2025
	Amortized	Related	Amortized	Related
	Cost Basis	Allowance	Cost Basis	Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	2,411	575	—	—
Farmland	—	—	—	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	382	51	1,024	23
Secured by junior liens on 1-4 family dwellings	—	—	37	—
Home equity line-of-credit loans		—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$2,793	626	1,061	23

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

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to four-family residential properties.  Home equity lines of credit are also included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five-year or less draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable-rate mortgage loans.  Adjustable-rate loans are available with adjustment periods ranging from one to fifteen years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  A substantial majority of home equity lines of credit have a variable rate of interest based on the Wall Street Journal Prime Rate plus a margin.

Residential real estate loans are underwritten primarily based on the borrower’s ability to repay, prior credit history, and the value of the collateral.  LCNB generally requires private mortgage insurance for first mortgage loans that have a loan-to-appraised-value ratio of greater than 80% or may require other credit enhancements for second lien mortgage loans.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at June 30, 2026 and December 31, 2025 (in thousands):

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
June 30, 2026
Commercial & industrial
Pass	$6,265	15,067	11,849	8,599	15,709	15,187	18,453	—	91,129
OAEM	—	90	138	—	1,926	—	—	—	2,154
Substandard	—	—	—	50	1,683	1,347	—	—	3,080
Doubtful	—	—	—	—	—	—	—	—	—
Total	6,265	15,157	11,987	8,649	19,318	16,534	18,453	—	96,363
Gross charge-offs (1)	—	—	1,301	—	1,327	—	—	—	2,628
Commercial, secured by real estate
Pass	63,770	86,089	51,698	112,048	190,368	461,919	95,759	196	1,061,847
OAEM	—	—	—	—	1,788	6,573	—	—	8,361
Substandard	—	—	228	2,411	6,942	3,580	5,405	—	18,566
Doubtful	—	—	—	—	—	—	—	—	—
Total	63,770	86,089	51,926	114,459	199,098	472,072	101,164	196	1,088,774
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	39,471	39,205	31,616	46,823	68,065	200,514	54,046	—	479,740
OAEM	—	—	—	—	—	990	—	—	990
Substandard	—	—	—	631	187	1,478	254	—	2,550
Doubtful	—	—	—	—	—	—	—	—	—
Total	39,471	39,205	31,616	47,454	68,252	202,982	54,300	—	483,280
Gross charge-offs (1)	—	—	—	2	—	—	—	—	2
Consumer
Pass	2,305	4,566	3,069	2,042	1,757	1,174	53	—	14,966
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	12	21	7	—	—	40
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,305	4,566	3,069	2,054	1,778	1,181	53	—	15,006
Gross charge-offs (1)	—	—	—	66	24	—	—	—	90
Agricultural
Pass	1,351	1,327	45	1,109	189	187	11,766	—	15,974
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,351	1,327	45	1,109	189	187	11,766	—	15,974
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	172	—	172
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	172	—	172
Gross charge-offs (1)	—	—	—	—	—	—	82	—	82
Total loans	$113,162	146,344	98,643	173,725	288,635	692,956	185,908	196	1,699,569

(1) - for the six months ended June 30, 2026.

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

(2) - for the year ended December 31, 2025.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

A loan portfolio aging analysis by class segment at June 30, 2026 and December 31, 2025 is as follows (in thousands):

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2026
Commercial & industrial	$—	195	60	255	96,108	96,363	3
Commercial, secured by real estate:
Owner occupied	—	—	—	—	228,278	228,278	—
Non-owner occupied	—	—	2,411	2,411	501,546	503,957	—
Farmland	53	—	—	53	35,242	35,295	—
Multi-family	—	—	—	—	250,011	250,011	—
Construction	—	—	—	—	71,233	71,233	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	65	149	398	612	407,178	407,790	75
Secured by junior liens on 1-4 family dwellings	6	—	—	6	19,814	19,820	—
Home equity line-of-credit loans	66	—	—	66	55,604	55,670	—
Consumer	4	—	19	23	14,983	15,006	19
Agricultural	—	—	—	—	15,974	15,974	—
Other	172	—	—	172	—	172	—
Total	$366	344	2,888	3,598	1,695,971	1,699,569	97

December 31, 2025
Commercial & industrial	$74	—	—	74	104,031	104,105	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	219,273	219,273	—
Non-owner occupied	2,418	—	—	2,418	502,764	505,182	—
Farmland	—	—	—	—	35,561	35,561	—
Multi-family	—	—	—	—	253,051	253,051	—
Construction	72	—	—	72	85,072	85,144	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,220	360	838	2,418	393,134	395,552	505
Secured by junior liens on 1-4 family dwellings	47	—	—	47	20,643	20,690	—
Home equity line-of-credit loans	176	122	11	309	53,800	54,109	11
Consumer	29	—	15	44	16,911	16,955	15
Agricultural	—	—	—	—	15,699	15,699	—
Other	210	—	—	210	—	210	—
Total	$4,246	482	864	5,592	1,699,939	1,705,531	531

Residential consumer mortgage loans secured by residential real estate in the process of foreclosure totaled $119 thousand and $331 thousand at June 30, 2026 and  December 31, 2025, respectively.

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

Excluding individually evaluated collateral dependent loans that are measured at fair value, the following tables present the amortized cost basis of loans modified during the reporting period for borrowers who were experiencing financial difficulty at the time of modification, disaggregated by class of financing receivable and type of concession granted (in thousands), as of June 30, 2026 and 2025.

	Interest Rate Reduction	Extended Maturity	Principal Forgiveness	Payment Delay	Combination - Interest Rate Reduction and Extended Maturity	Combination - Interest Rate Reduction and Payment Delay	Combination - Extended Maturity and Payment Delay	Total Modifications	Percent of Total Class
Three Months Ended June 30, 2026
Commercial & industrial	$—	—	—	1,030	—	—	—	1,030	1.07%
Residential real estate, secured by senior liens on 1-4 family dwellings	—	332	204	—	—	—	—	536	0.13%
Consumer	12	—	7	—	18	—	—	37	0.25%
Total	$12	332	211	1,030	18	—	—	1,603

Six Months Ended June 30, 2026
Commercial & industrial	$—	—	—	1,030	—	—	—	1,030	1.07%
Residential real estate, secured by senior liens on 1-4 family dwellings	—	332	204	—	—	—	—	536	0.13%
Consumer	12	—	7	—	18	—	—	37	0.25%
Total	$12	332	211	1,030	18	—	—	1,603

Three Months Ended June 30, 2025
Commercial & industrial	$—	—	—	—	—	—	1,722	1,722	1.56%
Commercial, secured by real estate, owner occupied	—	21	—	—	—	—	—	21	0.11%
Total	$—	21	—	—	—	—	1,722	1,743

Six Months Ended June 30, 2025
Commercial & industrial	$—	76	—	—	1,006	—	1,722	2,804	2.53%
Commercial, secured by real estate, non-owner occupied	—	488	—	—	—	—	—	488	0.22%
Consumer	—	21	—	—	—	—	—	21	0.11%
Total	$—	585	—	—	1,006	—	1,722	3,313

During the first quarter of 2026, one borrower defaulted on a commercial and industrial loan that underwent payment-delay modifications during the first quarter of 2026 while the borrower was known to be experiencing financial difficulty. The amortized cost basis of this loan was zero at March 31, 2026 and remained zero at June 30, 2026. No other loans defaulted during the year-to-date period ended June 30, 2026, that, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty.

During the third quarter of 2024, one borrower defaulted on two consumer loans that underwent maturity-extension and payment-delay modifications during the second quarter of 2024 while the borrower was known to be experiencing financial difficulty. The borrower remained in default through February 2025. At June 30, 2025, the amortized cost basis of these two consumer loans totaled $21 thousand. No other loans defaulted during the year-to-date period ended June 30, 2025, that, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty.

At  June 30, 2026 and December 31, 2025, LCNB was not committed to lend additional funds to borrowers who, during the respective six and twelve-month reporting periods, were granted loan modifications while experiencing financial difficulty.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at June 30, 2026 and December 31, 2025 were approximately $308.1 million and $333.5 million, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - PURCHASED CREDIT DETERIORATED LOANS

Activity during the three and six months ended June 30, 2026 and 2025 for the accretable discount related to PCD loans acquired from EFBI and CNNB is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accretable discount, beginning of period	$825	1,100	843	1,113
Less accretion	36	29	54	42
Accretable discount, end of period	$789	$1,071	789	1,071

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Affordable housing tax credit investment	$21,950	20,950
Less amortization	8,559	7,689
Net affordable housing tax credit investment	$13,391	13,261

Unfunded commitment	$4,550	4,804

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 17 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Tax credits and other tax benefits recognized	$533	487	1,060	972
Tax credit amortization expense included in provision for income taxes	439	401	870	801

NOTE 6 - DEPOSITS

The following table presents the composition of LCNB's deposits at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Demand deposits	$478,568	466,094
Interest-bearing demand and money fund deposits	633,507	673,415
Savings deposits	353,324	355,880
IRA and time certificates	353,787	344,966
Total	$1,819,186	1,840,355

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 6 - DEPOSITS (continued)

Contractual maturities of time deposits at June 30, 2026 were as follows (in thousands):

Three months or less	$102,877
Over three through six months	71,297
Over six through twelve months	131,805
July 1, 2026 - June 30, 2027	305,979
July 1, 2027 - June 30, 2028	41,859
July 1, 2028 - June 30, 2029	2,547
July 1, 2029 - June 30, 2030	1,270
July 1, 2030 - June 30, 2031	1,841
Thereafter	291
Total contractual maturities	$353,787

The aggregate amount of time deposits in denominations of $250 thousand or more at  June 30, 2026 and  December 31, 2025 was $70.3 million and $66.3 million, respectively.

NOTE 7 – BORROWINGS

Long-term debt at June 30, 2026 and December 31, 2025 was as follows (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Term loan	$8,836	6.50%	$9,428	6.50%
FHLB long-term advances	95,000	4.83%	95,000	4.83%
	$103,836	4.97%	$104,428	4.98%

The term loan with a correspondent financial institution bears a fixed interest rate of 6.5%, amortizes quarterly, and has a final balloon payment due on June 15, 2028.

Contractual maturities of long-term debt at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Maturing within one year	$26,243	26,203
Maturing after one year through two years	32,593	26,284
Maturing after two years through three years	25,000	31,941
Maturing after three years through four years	10,000	10,000
Maturing after four years through five years	10,000	10,000
Total	$103,836	104,428

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 – BORROWINGS (continued)

There were no short-term borrowings at June 30, 2026 or  December 31, 2025.

At June 30, 2026, LCNB had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2027.

At June 30, 2026, LCNB had short-term line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Under the terms of the second arrangement, LCNB can borrow up to $50 million at an interest rate equal to the FOMC targeted federal funds rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing. At June 30, 2026, LCNB had not drawn down on any of these short-term line of credit borrowing arrangements.

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $422 million and $408 million at June 30, 2026 and December 31, 2025, respectively. Remaining borrowing capacity with the FHLB of Cincinnati, including both long-term and short-term borrowings, at June 30, 2026 was approximately $159.1 million.

NOTE 8 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease expense	$197	214	449	466
Short-term lease expense	—	—	—	5
Variable lease expense	18	16	31	36
Other	17	9	25	20
Total lease expense	$232	239	505	527

Other information related to leases at June 30, 2026 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$386
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted average remaining lease term in years for operating leases	29.6
Weighted average discount rate for operating leases	3.74%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 9 – INCOME TAXES

A reconciliation between the statutory income tax and the Company's effective tax rate for the three and six months ended June 30, 2026 follows:

	Three Months Ended		Six Months Ended
	Amount	Percent	Amount	Percent
Federal statutory tax rate	$1,931	21.0%	$3,048	21.0%
State and local income taxes, net of federal income tax effect	16	0.2%	16	0.1%
Tax credits:
Low-income housing tax credits (a)	(100)	(1.1)%	(191)	(1.3)%
Nontaxable or nondeductible items:
Tax exempt interest	(28)	(0.3)%	(57)	(0.4)%
Tax exempt income on bank-owned life insurance	(77)	(0.8)%	(152)	(1.0)%
Captive insurance premium income	(57)	(0.6)%	(99)	(0.7)%
Other, net	14	0.1%	11	0.0%
Total	$1,699	18.5%	$2,576	17.7%

(a) Net of amortization and tax benefits.

Effective tax rates differ from the federal statutory rate for the three and six months ended  June 30, 2025 applied to income before income taxes due to the following:

	Three Months Ended	Six Months Ended
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.4)%	(0.5)%
Tax exempt income on bank-owned life insurance	(1.0)%	(1.2)%
Captive insurance premium income	(0.9)%	(1.0)%
Affordable housing tax credit limited partnerships	(1.2)%	(1.3)%
Nondeductible merger-related expenses	0.3%	0.2%
Other, net	0.0%	0.0%
Effective tax rate	17.8%	17.2%

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Commitments to extend credit:
Commercial loans	$56,865	20,565
Other loans:
Fixed rate	13,084	3,458
Adjustable rate	3,183	12,404
Unused lines of credit:
Fixed rate	5,461	5,776
Adjustable rate	210,472	203,384
Unused overdraft protection amounts on demand accounts	16,281	16,613
Standby letters of credit	5	5
Total commitments	$305,351	262,205

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

Activity in the allowance for credit losses on off-balance sheet credit exposures, recorded in other liabilities on the consolidated condensed balance sheets, for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$158	297	216	263
Provision for (recovery of) credit losses	43	(45)	(15)	(11)
Balance, end of period	$201	252	201	252

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2026 totaled approximately $127 thousand.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Changes in			Changes in
	Unrealized	Pension Plan		Unrealized	Pension Plan
	Losses on	Assets and		Losses on	Assets and
	Available-for-	Benefit		Available-for-	Benefit
	Sale Debt Securities	Obligations	Total	Sale Debt Securities	Obligations	Total
2026
Balance at beginning of period	$(9,960)	(7)	(9,967)	(10,143)	(7)	(10,150)
Other comprehensive income, net of taxes	194	—	194	377	—	377
Balance at end of period	$(9,766)	(7)	(9,773)	(9,766)	(7)	(9,773)

2025
Balance at beginning of period	$(15,528)	1	(15,527)	(19,190)	1	(19,189)
Other comprehensive income, net of taxes	1,798	—	1,798	5,460	—	5,460
Balance at end of period	$(13,730)	1	(13,729)	(13,730)	1	(13,729)

NOTE 12 – RETIREMENT PLANS

LCNB participated in a noncontributory defined benefit multi-employer retirement plan that covered substantially all regular full-time employees hired before January 1, 2009, on which date the plan was soft-frozen.  The plan was then hard-frozen on March 1, 2025, at which time participants ceased accruing additional benefits.  During the fourth quarter of 2025, the plan was temporarily unfrozen to permit amendments that enhanced benefits for active participants. The plan was subsequently refrozen effective November 30, 2025, and LCNB withdrew from the plan effective December 31, 2025.

Employees hired on or after January 1, 2009 receive a 50% employer match on their 401(k) plan contributions, up to a maximum LCNB contribution equal to 3% of each individual employee's annual compensation.  Employees hired before this date whose pension benefits were reduced as a result of amendments to the defined benefit plan are eligible to receive an annual profit-sharing contribution to their 401(k) plan equal to a percentage of their salary as determined by LCNB Corp in its discretion. The contribution is based on the employee's age plus years of vesting service as of February 1, 2009, as determined under the Pentegra Defined Benefit Plan adopted by LCNB Corp on January 1, 2009. Effective March 1, 2025, these employees also became eligible to receive the Company's standard 401(k) matching contribution previously applicable only to employees hired on or after January 1, 2009.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 12 – RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month period ended  June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Qualified noncontributory defined benefit retirement plan	$—	316	—	632
401(k) plan	233	223	514	483

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

The net periodic pension cost of the nonqualified defined benefit retirement plan consists solely of interest cost of $18 thousand and $36 thousand for the three and six months ended June 30, 2026 and $18 thousand and $37 thousand for the three and six months ended June 30, 2025.

NOTE 13 – STOCK BASED COMPENSATION

The 2025 Ownership Incentive Plan (the "2025 Plan") was ratified by LCNB Corp.'s shareholders at the annual meeting on May 19, 2025 and allows for stock-based awards to eligible employees and non-employee directors, as determined by the Compensation Committee of the Board of Directors. The 2025 Plan replaced the 2015 Ownership Incentive Plan (the "2015 Plan"), which terminated on April 28, 2025. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2025 Plan provides for the issuance of up to 600 thousand shares of common stock, where the 2015 Plan provided for the issuance of up to 450 thousand shares of common stock. The 2025 Plan will terminate on May 19, 2035 and could be subject to earlier termination by the Board Compensation Committee.  Restricted stock awards granted on February 23, 2026 were granted under the 2025 Plan and awards granted on February 24, 2025 were granted under the 2015 Plan.

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards during the six months ended June 30, 2026 and 2025 were as follows:

	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	79,896	$15.84	84,593	16.59
Granted	44,816	17.46	38,950	14.60
Vested	(35,160)	16.70	(43,647)	16.18
Forfeited	—	—	—	—
Nonvested at June 30,	89,552	16.32	79,896	15.84

At June 30, 2026, there were 89,552 restricted stock awards outstanding with an approximate stock value of $1.6 million based on that day's closing stock price. At  June 30, 2025, there were 79,896 restricted stock awards outstanding with an approximate stock value of $1.2 million based on that day's closing stock price. The fair value of restricted stock awards was $782 thousand on the grant date of February 23, 2026 and $569 thousand on the grant date of February 24, 2025. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into expense over the vesting period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – STOCK BASED COMPENSATION (continued)

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Restricted stock expense	$110	101	376	385
Tax effect	23	21	79	81

Unrecognized compensation expense for restricted stock awards was $1.2 million at  June 30, 2026 and is expected to be recognized over a period of 4.7 years.

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

Earnings per share for the three and six months ended June 30, 2026 and 2025 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$7,494	5,919	11,938	10,528
Less allocation of earnings and dividends to participating securities	47	32	75	60
Net income allocated to common shareholders	$7,447	5,887	11,863	10,468

Weighted average common shares outstanding, gross	14,247,386	14,165,660	14,231,153	14,150,313
Less average participating securities	89,552	79,896	89,552	79,896
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	14,157,834	14,085,764	14,141,601	14,070,417

Earnings per common share:
Basic	$0.53	0.41	0.84	0.74
Diluted	0.53	0.41	0.84	0.74

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$100	100	—	—
Mutual funds measured at net asset value	1,352	1,352	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	53,025	53,025	—	—
U.S. Agency notes	57,032	—	57,032	—
Corporate bonds	12,947	—	12,947	—
U.S. Agency mortgage-backed securities	58,754	—	58,754	—
Municipal securities:
Non-taxable	2,997	—	2,997	—
Taxable	31,014	—	31,014	—

Other assets:
Lender Risk Account	6,161	—	—	6,161
Total recurring fair value measurements	$223,382	54,477	162,744	6,161

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$2,091	—	—	2,091
Total nonrecurring fair value measurements	$2,091	—	—	2,091

December 31, 2025
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$88	88	—	—
Mutual funds measured at net asset value	1,345	1,345	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	50,458	50,458	—	—
U.S. Agency notes	72,404	—	72,404	—
Corporate bonds	11,733	—	11,733	—
U.S. Agency mortgage-backed securities	62,517	—	62,517	—
Municipal securities:
Non-taxable	4,005	—	4,005	—
Taxable	31,154	—	31,154	—

Other assets:
Lender Risk Account	6,165	—	—	6,165
Total recurring fair value measurements	$239,869	51,891	181,813	6,165

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$309	—	—	309
Total nonrecurring fair value measurements	$309	—	—	309

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2026 and December 31, 2025 (dollars in thousands):

				Range
		Valuation	Unobservable			Weighted
	Fair Value	Technique	Inputs	High	Low	Average
June 30, 2026
Individually evaluated collateral dependent loans	$2,091	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2025
Individually evaluated collateral dependent loans	$309	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

Carrying amounts and estimated fair values of financial instruments as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

			Fair Value Measurements at the End of
			the Reporting Period Using
			Quoted
			Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
FINANCIAL ASSETS:
Cash and cash equivalents	$24,855	24,855	24,855	—	—
Debt securities, held-to-maturity, net	15,799	14,855	—	14,855	—
Loans held-for-sale	3,508	3,508	—	3,508	—
Loans, net	1,685,963	1,635,656	—	—	1,635,656
Accrued interest receivable	7,765	7,765	—	7,765	—
Lender risk account	6,161	6,161	—	—	6,161

FINANCIAL LIABILITIES:
Deposits	1,819,186	1,823,284	1,465,399	357,885	—
Long-term debt	103,836	105,367	—	105,367	—
Accrued interest payable	1,225	1,225	—	1,225	—

December 31, 2025
FINANCIAL ASSETS:
Cash and cash equivalents	$21,614	21,614	21,614	—	—
Debt securities, held-to-maturity, net	16,080	15,113	—	15,113	—
Loans held-for-sale	1,718	1,718	—	1,718	—
Loans, net	1,691,827	1,655,360	—	—	1,655,360
Accrued interest receivable	7,968	7,968	—	7,968	—
Lender risk account	6,165	6,165	—	—	6,165

FINANCIAL LIABILITIES:
Deposits	1,840,355	1,841,661	1,495,389	346,272	—
Long-term debt	104,428	106,456	—	106,456	—
Accrued interest payable	1,533	1,533	—	1,533	—

The methodology to derive the fair value of loans at June 30, 2026  and December 31, 2025 is consistent with the methodology utilized to determine the fair value of loans acquired in the Company’s acquisitions of CNNB and EFBI.

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at  June 30, 2026 or December 31, 2025.

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

NOTE 17 - Subsequent events

Subsequent to June 30, 2026, the Company and its advisors have been negotiating the terms of a proposed debt financing. The Company anticipates entering into a definitive purchase agreement on August 7, 2026 pursuant to which it will issue and sell, in an unregistered private placement of securities, $25,000,000 in aggregate principal amount of 10-year maturity, fixed to floating rate notes, due August 15, 2036. The notes will bear interest at a fixed rate equal to 6.50% per annum for the first five (5) years, payable semiannually, converting to a variable rate of interest equal to the then 3-month secure overnight financing rate (SOFR) plus 234 basis points per annum, payable quarterly. The notes will be callable on any interest payment date occurring on or after August 15, 2031. The Company intends to use the net proceeds of the notes issuance to repay approximately $8.8 million of its existing long-term debt owed to Bankers Bank, which matures on June 15, 2028. The remaining net proceeds will be used for general corporate purposes.

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;
2.	LCNB’s ability to integrate future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
3.	LCNB may incur increased loan charge-offs in the future and the allowance for credit losses may be inadequate;
4.	LCNB may face competitive loss of customers to both bank and nonbank financial institutions;
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

12.

adverse weather events and natural disasters and global and/or national epidemics could negatively affect LCNB's customers given its concentrated geographic scope, which could impact LCNB's operating results; and

13.

government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, changes in deposit insurance premium levels, and any such future regulatory actions or reforms.

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

Loans Held-For-Sale. Loans held-for-sale (“LHFS”) represent mortgage loans intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or fair value as determined on an aggregate basis by type of loan. Any writedowns to fair value upon the transfer of loans to LHFS are reflected in loan charge-offs. Any further decreases are recognized in non-interest income and increases in fair value above the loan cost basis are not recognized until the loans are sold.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net income for the three and six months ended June 30, 2026 was $7.5 million and $11.9 million, respectively (total basic and diluted earnings per share of $0.53 and $0.84, respectively). This compares to net income of $5.9 million and $10.5 million (total basic and diluted earnings per share of $0.41 and $0.74) for the same respective three and six-month periods in 2025.

Net interest income for the three and six months ended June 30, 2026 was $19.8 million and $38.6 million, respectively. This compares to net interest income of $17.5 million and $33.8 million for the same respective three and six-month periods in 2025. The growth in net interest income was primarily due to an increase in the average yield on earning assets, a reduction in interest-bearing liabilities, and a decrease in the average rate paid on interest-bearing liabilities. LCNB's tax equivalent net interest margin for the three and six-months ended June 30, 2026 was 3.99% and 3.91%, respectively, compared to 3.47% and 3.36% for the same respective periods in 2025.

LCNB recorded a provision for credit losses of $276 thousand and $2.6 million for the three and six months ended June 30, 2026, respectively. This compares to a provision for credit losses of $18 thousand and $215 thousand for the same respective three and six month periods in 2025. The provision expense for the six-month period in 2026 was primarily driven by specific reserves related to four participated loans recognized during the first quarter of 2026.

Non-interest income for the three and six months ended June 30, 2026 was $5.4 million and $10.0 million, respectively. This compares to non-interest income of $5.2 million and $10.5 million for the same respective periods in 2025. The decrease during the six-month period was primarily due to lower net gains from sales of loans and lower service charges and fees recognized on deposit accounts, partially offset by higher fiduciary income.

Non-interest expense for the three and six months ended June 30, 2026 was $15.7 million and $31.6 million, respectively.  This compares to non-interest expense of $15.6 million and $31.4 million for the same respective three and six-month periods in 2025.  The increase was primarily due to higher salaries and employee benefits, computer maintenance and supplies, and contracted services expenses, largely offset by lower intangible asset amortization, reduced merger-related expenses, and lower FDIC insurance premiums.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended June 30, 2026 vs. June 30, 2025

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2026 and June 30, 2025, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,706,541	24,345	5.72%	$1,718,959	23,838	5.56%
Interest-bearing demand deposits	9,524	96	4.04%	9,573	140	5.87%
Interest-bearing time deposits	2,896	26	3.60%	254	6	9.47%
Federal Reserve Bank stock	6,405	98	6.14%	6,405	98	6.14%
Federal Home Loan Bank stock	20,710	383	7.42%	20,710	447	8.66%
Investment securities:
Equity securities	5,099	33	2.60%	5,053	36	2.86%
Debt securities, taxable	224,414	1,207	2.16%	251,920	1,213	1.93%
Debt securities, non-taxable (2)	15,925	182	4.58%	18,387	204	4.45%
Total earnings assets	1,991,514	26,370	5.31%	2,031,261	25,982	5.13%
Non-earning assets	260,436			271,147
Allowance for credit losses	(13,387)			(12,123)
Total assets	$2,238,563			$2,290,285

Interest-bearing demand and money market deposits	$648,548	2,197	1.36%	$603,066	2,374	1.58%
Savings deposits	355,129	220	0.25%	363,679	199	0.22%
IRA and time certificates	351,311	2,803	3.20%	466,065	4,546	3.91%
Short-term borrowings	—	—	0.00%	63	1	6.37%
Long-term debt	104,080	1,321	5.09%	104,701	1,278	4.90%
Total interest-bearing liabilities	1,459,068	6,541	1.80%	1,537,574	8,398	2.19%
Demand deposits	479,722			473,495
Other liabilities	20,824			18,023
Equity	278,949			261,193
Total liabilities and equity	$2,238,563			$2,290,285
Net interest rate spread (3)			3.51%			2.94%
Net interest income and net interest margin on a taxable-equivalent basis (4)		19,829	3.99%		17,584	3.47%
Ratio of interest-earning assets to interest-bearing liabilities	136.49%			132.11%

(1)	Includes non-accrual loans and loans held-for-sale.
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2026 as compared to the same period in 2025.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30, 2026 vs. 2025
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(173)	680	507
Interest-bearing demand deposits	(1)	(43)	(44)
Interest-bearing time deposits	26	(6)	20
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	(64)	(64)
Investment securities:
Equity securities	—	(3)	(3)
Debt securities, taxable	(140)	134	(6)
Debt securities, non-taxable	(28)	6	(22)
Total interest income	(316)	704	388

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	170	(347)	(177)
Savings deposits	(5)	26	21
IRA and time certificates	(1,002)	(741)	(1,743)
Short-term borrowings	(1)	—	(1)
Long-term debt	(8)	51	43
Total interest expense	(846)	(1,011)	(1,857)
Net interest income	$530	1,715	2,245

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2026 totaled $19.8 million, an increase of $2.2 million from the comparable period in 2025.  Total interest expense decreased $1.9 million, with interest income increasing $388 thousand.

The $388 thousand increase in total interest income was primarily due to a 16 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio, partially offset by a $12.4 million decrease in average loan balances. The increase in the average loan yield included a $120 thousand increase in accretion income on acquired loans compared to the prior year period. Excluding accretion income in both periods, the average loan yield increased 13 basis points year over year.

The $1.9 million decrease in total interest expense was primarily due to a $114.8 million decrease in average IRA and time certificate deposits and to a 71 basis point decrease in the average rate paid for these deposits. This decrease reflects the strategic runoff of higher-cost certificates and IRA balances as part of LCNB's funding optimization strategy.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2026 vs. June 30, 2025

The following table presents, for the six months ended June 30, 2026 and 2025, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,707,241	47,778	5.64%	$1,720,418	47,019	5.51%
Interest-bearing demand deposits	11,036	203	3.71%	9,953	272	5.51%
Interest-bearing time deposits	2,816	51	3.65%	252	6	4.80%
Federal Reserve Bank stock	6,405	192	6.05%	6,405	192	6.05%
Federal Home Loan Bank stock	20,710	775	7.55%	20,710	915	8.91%
Investment securities:
Equity securities	5,101	70	2.77%	5,048	75	3.00%
Debt securities, taxable	227,514	2,403	2.13%	253,434	2,469	1.96%
Debt securities, non-taxable (2)	16,003	367	4.62%	17,776	389	4.41%
Total earnings assets	1,996,826	51,839	5.24%	2,033,996	51,337	5.09%
Non-earning assets	261,731			272,217
Allowance for credit losses	(13,106)			(12,062)
Total assets	$2,245,451			$2,294,151

Interest-bearing demand and money market deposits	$665,272	4,662	1.41%	$586,860	4,711	1.62%
Savings deposits	355,871	426	0.24%	364,771	394	0.22%
IRA and time certificates	347,209	5,413	3.14%	481,536	9,573	4.01%
Short-term borrowings	2,384	46	3.89%	67	2	6.02%
Long-term debt	104,227	2,577	4.99%	115,933	2,735	4.76%
Total interest-bearing liabilities	1,474,963	13,124	1.79%	1,549,167	17,415	2.27%
Demand deposits	472,143			468,235
Other liabilities	20,682			18,576
Equity	277,663			258,173
Total liabilities and equity	$2,245,451			$2,294,151
Net interest rate spread (3)			3.44%			2.82%
Net interest income and net interest margin on a taxable-equivalent basis (4)		38,715	3.91%		33,922	3.36%
Ratio of interest-earning assets to interest-bearing liabilities	135.38%			131.30%

(1)	Includes non-accrual loans and loans held-for-sale.
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2026 as compared to the same period in 2025. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended
	June 30, 2026 vs. 2025
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(362)	1,121	759
Interest-bearing demand deposits	27	(96)	(69)
Interest-bearing time deposits	47	(2)	45
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	(140)	(140)
Investment securities:
Equity securities	1	(6)	(5)
Debt securities, taxable	(264)	198	(66)
Debt securities, non-taxable	(40)	18	(22)
Total interest income	(591)	1,093	502

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	588	(637)	(49)
Savings deposits	(10)	42	32
IRA and time certificates	(2,346)	(1,814)	(4,160)
Short-term borrowings	45	(1)	44
Long-term debt	(285)	127	(158)
Total interest expense	(2,008)	(2,283)	(4,291)
Net interest income	$1,417	3,376	4,793

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2026 totaled $38.7 million, an increase of $4.8 million from the comparable period in 2025.  Total interest income increased $502 thousand and total interest expense decreased $4.3 million.

The $502 thousand increase in total interest income was primarily due to a $759 thousand increase in loan interest income. This increase was primarily due to a 13 basis point increase in the average rate earned on the loan portfolio, partially offset by a $13.2 million decrease in average loan balances. Included in the increase in the average loan yield was an $83 thousand increase in accretion income recognized on acquired loans compared to the prior year period. Excluding accretion income in both periods, the average loan yield increased 12 basis points from the prior year period.

The $4.3 million decrease in total interest expense was primarily due to a $4.2 million decrease in interest expense for IRA and time certificates. This decrease was primarily due to a $134.3 million decrease in average IRA and time certificates and to an 87 basis point decrease in the average rate paid for these certificates. This decrease reflects the strategic runoff of higher-cost certificates and IRA balances as part of LCNB's funding optimization strategy.

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

LCNB recorded a provision for credit losses of $276 thousand and $2.6 million for the three and six months ended June 30, 2026, compared to $18 thousand and $215 thousand for the same respective periods in 2025. The provision for the three-month period in 2026 included a provision for credit losses on loans of $233 thousand and a provision for off-balance-sheet credit exposures of $43 thousand. The provision for the six-month period in 2026 included a provision for credit losses on loans of $2.6 million and a recovery on off-balance-sheet credit exposures of $16 thousand. The provision for the three-month period in 2025 period included a provision for credit losses on loans of $63 thousand and a recovery on off-balance-sheet credit exposures of $45 thousand and the provision for the six-month period in 2025 included a provision for credit losses on loans of $226 thousand and a recovery on off-balance-sheet credit exposures of $11 thousand. The provision expense for the six month period in 2026 was primarily driven by credit deterioration identified in four commercial credits during the first quarter of 2026. Specifically, LCNB recorded charge-offs related to two participated logistics-sector loans and established specific reserves on two additional commercial and industrial loans in other industries. While certain borrower-specific challenges affecting the reserved commercial and industrial credits were influenced by global trade uncertainty and geopolitical conditions, management believes those impacts were isolated to the affected borrowers and are not indicative of broader deterioration within the commercial and industrial portfolio. Although management continues to monitor economic, geopolitical and industry-specific developments, current portfolio performance metrics, risk rating trends and other credit quality indicators do not support the need for additional segment-level reserve adjustments beyond those already reflected in the allowance for credit losses. The loan portfolio's overall asset quality remains strong, with nonperforming loans to total loans of 0.34% at June 30, 2026, compared to 0.28% at June 30, 2025.

Net recoveries for the three months ended June 30, 2026 totaled $1 thousand and net charge-offs for the six months ended June 30, 2026 totaled $2.7 million, compared to net charge-offs of $79 thousand and $118 thousand for the same respective periods in 2025. Net charge-offs during the six months ended June 30, 2026 primarily reflected the resolution of two unrelated participated loans within the logistics sector. Loans to one borrower, which carried a specific reserve of approximately $1.4 million at December 31, 2025, were charged off during the first quarter with no additional impact to earnings. In addition, LCNB recognized an approximately $1.3 million charge-off during the first quarter of 2026 related to a separate logistics-sector borrower after significant adverse developments arose subsequent to year-end, including the withdrawal of the borrower's sponsor from restructuring discussions and the acceptance by the lending group of a discounted debt-repurchase proposal. The specific reserves discussed above relate to two separate commercial and industrial credits that remained outstanding at June 30, 2026.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for the three and six months ended June 30, 2026 and June 30, 2025 is as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Difference	2026	2025	Difference
Fiduciary income	$2,681	2,262	419	5,220	4,426	794
Service charges and fees on deposit accounts	1,727	1,884	(157)	3,212	3,650	(438)
Bank-owned life insurance income	366	353	13	725	699	26
Net gains from sales of loans	420	615	(195)	620	1,456	(836)
Other operating income	159	134	25	269	239	30
Total non-interest income	$5,353	5,248	105	10,046	10,470	(424)

Reasons for changes include:

•

Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value were due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.

•	Service charges and fees on deposit accounts decreased primarily due to decreased fee income received on the ICS product, partially offset by an increase in overdraft fees.
•	Net gains from sales of loans decreased due to a strategic decision to retain a higher percentage of loan originations—particularly 1–4 family, first‑lien residential loans—on the balance sheet rather than selling them into the secondary market. Overall loan origination volumes were largely consistent between periods, with 1–4 family, first‑lien residential loan originations totaling $74.2 million during the first six months of 2026, compared to $73.2 million during the first six months of 2025. Loans sold during the six-month period of 2026 totaled $31.4 million, compared to $57.5 million during the same period in 2025.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and six months ended June 30, 2026 and June 30, 2025 is as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Difference	2026	2025	Difference
Salaries and employee benefits	$8,959	8,872	87	18,426	18,044	382
Equipment expenses	338	371	(33)	730	753	(23)
Occupancy expense, net	993	1,022	(29)	2,014	2,032	(18)
State financial institutions tax	447	449	(2)	894	902	(8)
Marketing	315	281	34	609	596	13
Amortization of intangibles	228	301	(73)	453	598	(145)
FDIC insurance premiums, net	327	380	(53)	602	790	(188)
Computer maintenance and supplies	434	379	55	839	759	80
Contracted services	1,058	859	199	2,037	1,729	308
Merger-related expenses	—	140	(140)	—	140	(140)
Other non-interest expense	2,576	2,513	63	4,951	5,033	(82)
Total non-interest expense	$15,675	15,567	108	31,555	31,376	179

Reasons for changes include:

•

Salaries and employee benefits increased due to overall wage and benefit increases, an increased number of employees, and an increase in bonus expense accruals, partially offset by decreases in expenses for LCNB's defined benefit retirement and health insurance plans.

•	Amortization of intangibles decreased because the core deposit intangible related to Columbus First Bancorp, Inc. amortized in full during the third quarter of 2025.
•	FDIC insurance premiums decreased because of a decreased assessment base reflecting a decrease in total assets and to a reduction in the assessment rate charged.
•	Contracted services increased due to increased costs for cloud software and other data services and increased costs for LCNB's overdraft protection product.
•	Merger-related expenses during the three and six months ended June 30, 2025 reflect costs incurred in connection with the acquisitions of EFBI and CNNB.

Income Taxes

LCNB's effective tax rate for the three and six months ended June 30, 2026 was 18.5% and 17.7%, respectively, compared to 17.8% and 17.2% for the same respective periods in 2025.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at June 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

	June 30, 2026	December 31, 2025	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$24,855	21,614	3,241	14.99%
Interest-bearing time deposits	3,450	2,710	740	27.31%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,452	1,433	19	1.33%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	0.00%
Debt securities, available-for-sale, at fair value	215,769	232,271	(16,502)	(7.10)%
Debt securities, held-to-maturity, net, at cost	15,799	16,080	(281)	(1.75)%
Federal Reserve Bank stock, at cost	6,405	6,405	—	0.00%
Federal Home Loan Bank stock, at cost	20,710	20,710	—	0.00%
Loans held-for-sale	3,508	1,718	1,790	104.19%
Loans, net	1,685,963	1,691,827	(5,864)	(0.35)%
Premises and equipment, net	39,781	39,196	585	1.49%
Operating lease right-of-use assets	6,239	6,475	(236)	(3.64)%
Goodwill	90,310	90,310	—	0.00%
Core deposit and other intangibles, net	8,499	9,271	(772)	(8.33)%
Bank-owned life insurance	56,149	55,424	725	1.31%
Interest receivable	7,765	7,968	(203)	(2.55)%
Other assets, net	33,395	33,691	(296)	(0.88)%
TOTAL ASSETS	$2,223,715	2,240,769	(17,054)	(0.76)%

LIABILITIES:
Deposits:
Noninterest-bearing	$478,568	466,094	12,474	2.68%
Interest-bearing	1,340,618	1,374,261	(33,643)	(2.45)%
Total deposits	1,819,186	1,840,355	(21,169)	(1.15)%
Long-term debt	103,836	104,428	(592)	(0.57)%
Operating lease liabilities	6,641	6,877	(236)	(3.43)%
Accrued interest and other liabilities	13,435	15,180	(1,745)	(11.50)%
TOTAL LIABILITIES	$1,943,098	1,966,840	(23,742)	(1.21)%

SHAREHOLDERS' EQUITY:
Common shares	$188,868	188,212	656	0.35%
Retained earnings	157,609	151,938	5,671	3.73%
Treasury shares, at cost	(56,087)	(56,071)	(16)	0.03%
Accumulated other comprehensive loss, net of taxes	(9,773)	(10,150)	377	(3.71)%
TOTAL SHAREHOLDERS' EQUITY	$280,617	273,929	6,688	2.44%
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,223,715	2,240,769	(17,054)	(0.76)%

Reasons for changes include:

•	Debt securities, available-for-sale, decreased due to maturities, calls, and paydowns, partially offset by new securities purchased during the period and to a decrease in unrealized losses.
•	Debt securities, held-to-maturity, decreased due to calls of municipal securities.
•	Despite record loan originations during the period, loans, net, decreased as elevated borrower payoffs and paydowns more than offset new loan production.
•	Core deposit and other intangibles, net decreased due to amortization of core deposit and mortgage servicing rights intangibles.
•

Accrued interest and other liabilities decreased due to decreased accrued bonuses (bonuses were paid in February 2026), a decrease in low income housing tax credit payables due to payments for various projects, net decreases in various other payable accounts, and smaller decreases in a number of other accounts.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 64.2% of total loans at June 30, 2026.

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

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of June 30, 2026, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family	$255,956	25%
Retail	162,667	16%
Office	119,487	12%
Hotel/Motel	95,934	9%
Mixed Use	79,441	8%
Other	66,683	6%
Self storage	54,792	5%
Warehouse (one tenant)	42,057	4%
Farmland	35,295	3%
Warehouse (more than one tenant)	31,254	3%
Light Industrial	30,884	3%
Manufacturing	25,427	2%
Healthcare Facilities	17,422	2%
Dental	10,966	1%
Total	$1,028,265	100%

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of LCNB's commercial real estate loans are made within its general market area of Southwest and Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of June 30, 2026, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Franklin County, Ohio	$261,842	25%
Hamilton County, Ohio	175,957	17%
Butler County, Ohio	101,198	10%
Montgomery County, Ohio	90,395	9%
Warren County, Ohio	87,523	9%
Delaware County, Ohio	59,950	6%
Boone County, Kentucky	51,730	5%
Greene County, Ohio	38,006	4%
Other counties, Ohio	36,730	4%
Clermont County, Ohio	27,385	3%
Preble County, Ohio	18,369	2%
Licking County, Ohio	17,882	2%
Kenton County, Kentucky	15,336	1%
Other counties, Kentucky	11,457	1%
Fayette County, Ohio	10,674	1%
Ross County, Ohio	8,449	1%
Fairfield County, Ohio	8,188	1%
Other counties, Indiana	7,194	1%
Total	$1,028,265	100%

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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Regulatory Capital:
Shareholders' equity	$285,571	278,356
Goodwill and other intangibles	(94,865)	(97,502)
Accumulated other comprehensive loss, net	9,773	10,151
Tier 1 risk-based capital	200,479	191,005
Eligible allowance for credit losses	13,502	13,613
Total risk-based capital	$213,981	204,618
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	11.62%	11.02%
Tier 1 Capital to risk-weighted assets	11.62%	11.02%
Total Capital to risk-weighted assets	12.40%	11.81%
Leverage	9.30%	8.94%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualified to use the simplified measure for the June 30, 2026 regulatory capital calculations, but opted not to use this approach. LCNB did not qualify to use the simplified measure for the December 31, 2025 regulatory capital calculations.

Liquidity

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the FHLB, line of credit arrangements totaling $115.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios. In addition, LCNB has approximately $37 million in off-balance sheet ICS immediately available for liquidity.

Total remaining borrowing capacity with the FHLB at June 30, 2026 was approximately $159.1 million. Additional borrowings of approximately $115.0 million were available through line of credit arrangements with correspondent banks.

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

Commitments to extend credit at June 30, 2026 totaled $305.4 million and are more fully described in Note 10 - Commitments and Contingent Liabilities to LCNB's condensed consolidated financial statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The annual base projection uses a current interest rate scenario.  As shown below, the June 30, 2026 IRSA indicates that either an increase or a decrease in interest rates would have a positive effect on NII. The changes in NII for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	NII	NII	Limits
	(Dollars in thousands)
Up 300	$81,612	3,017	3.84%	15%
Up 200	81,059	2,464	3.14%	10%
Up 100	80,506	1,911	2.43%	5%
Base	78,595	—	—%	0%
Down 100	79,048	453	0.58%	5%
Down 200	78,689	94	0.12%	10%
Down 300	78,813	218	0.28%	15%

The IRSA shows the effect on NII during a one-year period only.  A longer-range model is the EVE analysis, which shows, accounting for the same rate shocks, the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2026 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a decrease in interest rates will have a positive effect. The changes in EVE for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	EVE	EVE	Limits
	(Dollars in thousands)
Up 300	$284,387	(73,838)	(20.61)%	25%
Up 200	310,615	(47,610)	(13.29)%	20%
Up 100	337,430	(20,795)	(5.81)%	15%
Base	358,225	—	—%	—%
Down 100	392,885	34,660	9.68%	15%
Down 200	434,183	75,958	21.20%	20%
Down 300	445,808	87,583	24.45%	25%

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

LCNB CORP. AND SUBSIDIARIES

Item 4.         Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2026, LCNB's disclosure controls and procedures were effective.

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

 There were no repurchases made under the Plan during the three months ended June 30, 2026, and there are still 310,922 shares that may be purchased pursuant to the Plan.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended June 30, 2026, none of our directors or officers informed us of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

101

The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 5, 2026	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer

August 5, 2026	/s/ Andrew M. Wallace
Andrew M. Wallace, CPA
Executive Vice President and Chief Financial Officer