Form 10-Q
period 2026-09-30
LCNB CORP
filed 2026-11-04
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of November 4, 2026 was 14,254,988 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS:
Cash and due from banks	$18,447	$18,353
Interest-bearing demand deposits	51,803	3,261
Total cash and cash equivalents	70,250	21,614
Interest-bearing time deposits	2,962	2,710
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,416	1,433
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	212,138	232,271
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $11 at September 30, 2026 and December 31, 2025	15,676	16,080
Federal Reserve Bank stock, at cost	6,405	6,405
Federal Home Loan Bank stock, at cost	20,218	20,710
Loans held-for-sale	2,789	1,718
Loans, net of allowance for credit losses of $13,322 and $13,704 at September 30, 2026 and December 31, 2025, respectively	1,702,836	1,691,827
Premises and equipment, net	39,912	39,196
Operating lease right-of-use assets	6,088	6,475
Goodwill	90,310	90,310
Core deposit and other intangibles, net	8,115	9,271
Bank-owned life insurance	56,522	55,424
Interest receivable	8,268	7,968
Other assets, net	34,229	33,691
TOTAL ASSETS	$2,281,800	$2,240,769

LIABILITIES:
Deposits:
Noninterest-bearing	$445,670	466,094
Interest-bearing	1,436,846	1,374,261
Total deposits	1,882,516	1,840,355
Long-term debt	70,000	104,428
Subordinated debentures	24,406	—
Operating lease liabilities	6,514	6,877
Accrued interest and other liabilities	16,146	15,180
TOTAL LIABILITIES	$1,999,582	$1,966,840

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	$—	—
Common shares – no par value; authorized 19,000,000 shares; issued 17,478,582 and 17,409,085 shares at September 30, 2026 and December 31, 2025, respectively; outstanding 14,262,125 and 14,193,577 shares at September 30, 2026 and December 31, 2025, respectively	189,133	188,212
Retained earnings	161,781	151,938
Treasury shares at cost, 3,216,457 and 3,215,508 shares at September 30, 2026 and December 31, 2025, respectively	(56,087)	(56,071)
Accumulated other comprehensive loss, net of taxes	(12,609)	(10,150)
TOTAL SHAREHOLDERS' EQUITY	$282,218	$273,929
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,281,800	$2,240,769

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans	$24,375	24,163	72,153	71,182
Dividends on equity securities:
With a readily determinable fair value	12	12	35	33
Without a readily determinable fair value	21	25	67	79
Interest on debt securities:
Taxable	1,248	1,212	3,651	3,681
Non-taxable	143	160	433	467
Other investments	627	733	1,849	2,118
TOTAL INTEREST INCOME	26,426	26,305	78,188	77,560

INTEREST EXPENSE:
Interest on deposits	5,387	6,857	15,888	21,535
Interest on long-term debt	1,092	1,321	3,669	4,056
Interest on subordinated debentures	262	—	262	—
Interest on short-term borrowings	6	1	52	3
TOTAL INTEREST EXPENSE	6,747	8,179	19,871	25,594
NET INTEREST INCOME	19,679	18,126	58,317	51,966

PROVISION FOR CREDIT LOSSES	453	211	3,068	426
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	19,226	17,915	55,249	51,540

NON-INTEREST INCOME:
Fiduciary income	2,686	2,588	7,906	7,014
Service charges and fees on deposit accounts	1,838	1,935	5,050	5,585
Bank-owned life insurance income	372	361	1,097	1,060
Net gains from sales of loans	344	718	964	2,174
Other operating income	101	102	370	341
TOTAL NON-INTEREST INCOME	5,341	5,704	15,387	16,174

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,151	8,682	27,577	26,726
Occupancy expense, net	1,060	1,015	3,074	3,047
Equipment expenses	396	380	1,126	1,133
State financial institutions tax	447	432	1,341	1,334
Marketing	227	336	836	932
Amortization of intangibles	230	247	683	845
Computer maintenance and supplies	423	372	1,262	1,131
FDIC insurance premiums, net	267	359	869	1,149
Other real estate owned, net	—	—	—	—
Contracted services	1,058	880	3,095	2,609
Merger-related expenses	—	—	—	140
Other non-interest expense	2,330	2,442	7,281	7,475
TOTAL NON-INTEREST EXPENSE	15,589	15,145	47,144	46,521
INCOME BEFORE INCOME TAXES	8,978	8,474	23,492	21,193

PROVISION FOR INCOME TAXES	1,669	1,538	4,245	3,729
NET INCOME	$7,309	6,936	19,247	17,464

Earnings per common share:
Basic	$0.51	0.49	$1.35	1.23
Diluted	$0.51	0.49	$1.35	1.23
Weighted average common shares outstanding:
Basic	14,166,380	14,097,414	14,149,959	14,079,519
Diluted	14,166,380	14,097,414	14,149,959	14,079,519

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$7,309	6,936	19,247	17,464

Other comprehensive income (loss):
Net unrealized gain on available-for-sale debt securities (net of tax expense (benefit) of ($755) and $614 for the three months ended September 30, 2026 and 2025, respectively, and ($654) and $2,064 for the nine months ended September 30, 2026 and 2025, respectively)	(2,836)	2,310	(2,459)	7,770
TOTAL COMPREHENSIVE INCOME	$4,473	9,246	16,788	25,234

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Earnings	Shares	Loss	Equity
Three Months Ended September 30, 2026
Balance at July 1, 2026	14,254,091	$188,868	157,609	(56,087)	(9,773)	280,617
Net income	—	—	7,309	—	—	7,309
Other comprehensive loss, net of tax benefit	—	—	—	—	(2,836)	(2,836)
Dividend Reinvestment and Stock Purchase Plan	8,034	154	—	—	—	154
Compensation expense relating to restricted stock	—	111	—	—	—	111
Common stock dividends, $0.22 per share	—	—	(3,137)	—	—	(3,137)
Balance at September 30, 2026	14,262,125	$189,133	161,781	(56,087)	(12,609)	282,218

Nine Months Ended September 30, 2026
Balance at January 1, 2026	14,193,577	$188,212	151,938	(56,071)	(10,150)	273,929
Net income	—	—	19,247	—	—	19,247
Other comprehensive loss, net of tax benefit	—	—	—	—	(2,459)	(2,459)
Dividend Reinvestment and Stock Purchase Plan	24,681	434	—	—	—	434
Shares issued for restricted stock awards	44,816	—	—	—	—	—
Repurchase of common stock	(949)	—	—	(16)	—	(16)
Compensation expense relating to restricted stock	—	487	—	—	—	487
Common stock dividends, $0.66 per share	—	—	(9,404)	—	—	(9,404)
Balance at September 30, 2026	14,262,125	$189,133	161,781	(56,087)	(12,609)	282,218

Three Months Ended September 30, 2025
Balance at July 1, 2025	14,175,241	$187,653	145,621	(56,071)	(13,729)	263,474
Net income	—	—	6,936	—	—	6,936
Other comprehensive income, net of taxes	—	—	—	—	2,310	2,310
Dividend Reinvestment and Stock Purchase Plan	10,963	174	—	—	—	174
Compensation expense relating to restricted stock	—	130	—	—	—	130
Common stock dividends, $0.22 per share	—	—	(3,154)	—	—	(3,154)
Balance at September 30, 2025	14,186,204	$187,957	149,403	(56,071)	(11,419)	269,870

Nine Months Ended September 30, 2025
Balance at January 1, 2025	14,118,040	$186,937	141,290	(56,002)	(19,189)	253,036
Net income	—	—	17,464	—	—	17,464
Other comprehensive income, net of taxes	—	—	—	—	7,770	7,770
Dividend Reinvestment and Stock Purchase Plan	33,339	505	—	—	—	505
Shares issued for restricted stock awards	38,950	—	—	—	—	—
Repurchase of common stock	(4,125)	—	—	(69)	—	(69)
Compensation expense relating to restricted stock	—	515	—	—	—	515
Common stock dividends, $0.66 per share	—	—	(9,351)	—	—	(9,351)
Balance at September 30, 2025	14,186,204	$187,957	149,403	(56,071)	(11,419)	269,870

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,247	17,464
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,639	522
Provision for credit losses	3,068	426
Deferred income tax provision	1,560	2,146
Increase in cash surrender value of bank-owned life insurance	(1,097)	(1,060)
Realized and unrealized (gains) losses from equity securities, net	50	(21)
Realized losses from disposition of premises and equipment	14	—
Realized gain from sales of premises held-for-sale	(5)	—
Origination of mortgage loans for sale	(50,870)	(79,955)
Realized gains from sales of loans	(964)	(2,174)
Proceeds from sales of originated loans	50,763	83,667
Compensation expense related to restricted stock	487	515
Changes in:
Accrued interest receivable	(300)	(102)
Other assets	(100)	(407)
Other liabilities	(704)	635
TOTAL ADJUSTMENTS	3,541	4,192
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	22,788	21,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity securities:
Purchases of securities	(33)	(30)
Available for-sale debt securities:
Proceeds from maturities, prepayments and calls	29,156	26,576
Purchases of securities	(12,199)	(1,680)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	404	391
Purchases of securities	—	(1,377)
Net increase in interest-bearing time deposits	(252)	(8)
Proceeds from redemption of Federal Home Loan Bank stock	492	—
Net (increase) decrease in loans	(10,851)	45,189
Purchases of premises and equipment	(2,377)	(614)
Proceeds from sales of premises and equipment	1	1
Proceeds from sales of premises held-for-sale	60	—
Funding of tax credit investments	(1,688)	(1,422)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	2,713	67,026

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	42,161	(29,210)
Proceeds from issuance of long-term debt	—	363
Principal payments on long-term debt	(34,428)	(50,799)
Proceeds from issuance of subordinated debt	25,000	—
Payment of debt issuance costs	(612)	—
Proceeds from issuance of common stock	434	505
Repurchase of common stock	(16)	(69)
Cash dividends paid on common stock	(9,404)	(9,351)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	23,135	(88,561)
NET CHANGE IN CASH AND CASH EQUIVALENTS	48,636	121
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,614	35,744
CASH AND CASH EQUIVALENTS AT END OF PERIOD	70,250	35,865

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$20,080	26,607
Income taxes	595	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
New commitments in affordable housing tax credit investments	$3,000	—
Loans provided for sales of premises held-for-sale	278	—
Transfer from premises and equipment to premises held-for-sale	—	598
Right-of-use assets obtained in exchange for lease obligations	—	1,075

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

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2025 Annual Report on Form 10-K filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, certain prior‑period income statement amounts previously classified as other non‑interest expense have been reclassified to computer maintenance and supplies expense to align with the current period's presentation. Additionally, certain prior-period revolving loans reported in the loan footnote have been reclassified to term loans to conform with current-period presentation. These reclassifications do not impact the reported results of operations, total loans, or total assets.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$55,086	—	2,073	—	53,013
U.S. Agency notes	57,364	—	2,956	—	54,408
Corporate bonds	18,792	106	777	—	18,121
U.S. Agency mortgage-backed securities	61,224	1	7,642	—	53,583
Municipal securities:
Non-taxable	3,148	—	240	—	2,908
Taxable	32,477	—	2,372	—	30,105
	$228,091	107	16,060	—	212,138

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$12,718	—	1,144	11,574	9
Taxable	2,969	—	502	2,467	2
	$15,687	—	1,646	14,041	11

	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$52,626	—	2,168	—	50,458
U.S. Agency notes	75,299	38	2,933	—	72,404
Corporate Bonds	12,013	64	344	—	11,733
U.S. Agency mortgage-backed securities	68,085	3	5,571	—	62,517
Municipal securities:
Non-taxable	4,191	—	186	—	4,005
Taxable	32,898	1	1,745	—	31,154
	$245,112	106	12,947	—	232,271

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,122	18	666	12,474	9
Taxable	2,969	—	319	2,650	2
	$16,091	18	985	15,124	11

The amortized cost of debt securities in the above table excludes accrued interest of $1.1 million and $895 thousand at  September 30, 2026 and  December 31, 2025, respectively, that is recorded in other assets on the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at September 30, 2026 and December 31, 2025, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Available-for-Sale:
U.S. Treasury notes	$2,423	75	50,591	1,998
U.S. Agency notes	4,020	232	50,388	2,724
Corporate bonds	11,360	599	4,623	178
U.S. Agency mortgage-backed securities	7,008	482	46,451	7,160
Municipal securities:
Non-taxable	—	—	2,908	240
Taxable	885	15	29,219	2,357
	$25,696	1,403	184,180	14,657

Held-to-Maturity:
Municipal securities:
Non-taxable	$4,178	124	7,141	1,020
Taxable	—	—	2,467	502
	$4,178	124	9,608	1,522

December 31, 2025
Available-for-Sale:
U.S. Treasury notes	$—	—	50,458	2,168
U.S. Agency notes	—	—	68,169	2,933
Corporate Bonds	2,119	81	5,237	263
U.S. Agency mortgage-backed securities	6,785	50	55,533	5,521
Municipal securities:
Non-taxable	—	—	2,975	186
Taxable	—	—	30,252	1,745
	$8,904	131	212,624	12,816

Held-to-Maturity:
Municipal securities:
Non-taxable	$1,364	13	8,608	653
Taxable	—	—	2,650	319
	$1,364	13	11,258	972

At September 30, 2026, LCNB’s securities portfolio consisted of 155 securities, 149 of which were in an unrealized loss position. At  December 31, 2025, LCNB's securities portfolio consisted of 153 securities, 139 of which were in an unrealized loss position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Each quarter, LCNB performs an analysis to determine if any of the unrealized losses on available-for-sale debt securities are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. The assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and LCNB's ability and intent to hold the security for a period of time sufficient for a recovery in value. LCNB also considers the extent to which the securities are issued by the federal government or its agencies and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 2.8 years. No credit losses were determined to be present as of September 30, 2026, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on available-for-sale debt securities was recognized for the third quarter of 2026.

Debt securities with a market value of $153.4 million and $121.4 million at  September 30, 2026 and  December 31, 2025, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. government agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at September 30, 2026.

Contractual maturities of debt securities at September 30, 2026 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$37,915	37,189	267	267
Due from one to five years	101,956	95,672	878	810
Due from five to ten years	26,996	25,694	7,794	7,195
Due after ten years	—	—	6,748	5,769
	166,867	158,555	15,687	14,041
U.S. Agency mortgage-backed securities	61,224	53,583	—	—
	$228,091	212,138	15,687	14,041

There were no sales of debt securities available-for-sale for the three and nine months ended September 30, 2026 and 2025.

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at September 30, 2026 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	September 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mutual Funds	$1,523	1,313	1,491	1,345
Equity Securities	10	103	10	88
Total equity securities with a readily determinable fair value	$1,533	1,416	1,501	1,433

Certain information concerning changes in the fair value of equity securities with a readily determinable fair value for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity securities	$(47)	(1)	(50)	21
Less net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$(47)	(1)	(50)	21

LCNB is a member of the FHLB system and its regional FRB. Members are required to own a certain amount of stock based on predetermined formulas. FHLB and FRB stock are carried at cost, which is equal to par value, and periodically evaluated for impairment based on ultimate recovery of par value.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - LOANS

Major classifications of loans at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Commercial & industrial	$87,686	104,105
Commercial, secured by real estate:
Owner occupied	229,752	219,273
Non-owner occupied	510,104	505,182
Farmland	35,983	35,561
Multi-family	265,689	253,051
Construction	67,437	85,144
Residential real estate:
Secured by senior liens on 1-4 family dwellings	410,070	395,552
Secured by junior liens on 1-4 family dwellings	19,359	20,690
Home equity line-of-credit loans	56,638	54,109
Consumer	13,848	16,955
Agricultural	15,644	15,699
Other loans, including deposit overdrafts	3,948	210
Loans, gross	1,716,158	1,705,531
Less allowance for credit losses	13,322	13,704
Loans, net	$1,702,836	1,691,827

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $1.3 million and $1.1 million at  September 30, 2026 and  December 31, 2025, respectively. Accrued interest receivable of $7.1 million as of  September 30, 2026 and  December 31, 2025, respectively, are excluded from the balances above and are recorded in interest receivable in the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

Non-accrual loans by class of receivable as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Non-accrual		Non-accrual
	Loans with no	Total	Loans with no	Total
	Allowance for	Non-accrual	Allowance for	Non-accrual
	Credit Losses	Loans	Credit Losses	Loans
Commercial & industrial	$—	1,082	—	1,391
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	2,365	2,365	—	—
Farmland	—	—	—	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	67	448	52	384
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	17	17	—	—
Consumer	—	—	19	19
Agricultural	—	—	—	—
Total	$2,449	3,912	71	1,794

Interest income recognized on nonaccrual loans totaled approximately $62 thousand and $2 thousand during the nine months ended  September 30, 2026 and 2025, respectively. Accrued interest reversed and charged against interest income for these loans totaled approximately $217 thousand and $9 thousand during the nine months ended  September 30, 2026 and 2025, respectively.

The ratio of non-accrual loans to total loans outstanding at September 30, 2026 and December 31, 2025 was 0.23% and 0.11%, respectively.

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

QUANTITATIVE CONSIDERATIONS

The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•	Forecast model - For each portfolio segment, an LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized peer FFIEC Call Report data for all pools and was last updated for the September 30, 2026 ACL calculation based on relevant information available at June 30, 2026.

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

•	Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from company specific and peer loss data.
•	Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated when materially relevant.
•	Forecast and reversion – There were no changes to the Company's forecast or reversion periods during the third quarter of 2026; as of September 30, 2026, the Company continues to utilize a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average.
•	Economic forecast – The Company utilizes Moody's to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. For the quarter ended September 30, 2026, the Company selected a forecasted data model which projects unemployment between 4.34% and 5.89%, the change in Coincident Economic Activity between -0.59% and 1.80%, and the change in the Home Price Index between -2.94% and -0.35% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks. For the quarter ended June 30, 2026, the Company selected a forecast model which projected unemployment between 4.52% and 5.81%, the change in Coincident Economic Activity between -0.36% and 1.59%, and the change in the Home Price Index between -2.62% and 1.02% during the forecast periods. The historical averages for LCNB’s economic indicators are: unemployment, 5.64%; change in Coincident Economic Activity, 1.92%; and change in Home Price Index, 2.82%.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended September 30, 2026
Balance, beginning of period	$2,114	6,682	4,603	160	31	16	13,606
Provision for (recovery of) credit losses	972	(852)	298	—	(13)	38	443
Losses charged off	(679)	—	(5)	(17)	—	(43)	(744)
Recoveries	—	—	3	—	—	14	17
Balance, end of period	$2,407	5,830	4,899	143	18	25	13,322

Ratio of net charge-offs to average loans	2.93%	—%	—%	0.47%	—%	5.58%	0.17%

Nine Months Ended September 30, 2026
Balance, beginning of period	$2,463	6,514	4,492	188	30	17	13,704
Provision for (recovery of) credit losses	3,251	(684)	411	24	(12)	84	3,074
Losses charged off	(3,307)	—	(7)	(107)	—	(125)	(3,546)
Recoveries	—	—	3	38	—	49	90
Balance, end of period	$2,407	5,830	4,899	143	18	25	13,322

Ratio of net charge-offs to average loans	4.55%	—%	—%	0.60%	—%	8.82%	0.34%

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended September 30, 2025
Balance, beginning of period	$1,386	6,335	4,116	229	28	14	12,108
Provision for (recovery of) credit losses	(327)	270	273	(30)	3	42	231
Losses charged off	—	(110)	(18)	(12)	—	(53)	(193)
Recoveries	—	—	—	7	—	17	24
Balance, end of period	$1,059	6,495	4,371	194	31	20	12,170

Ratio of net charge-offs to average loans	—%	0.04%	0.02%	0.11%	—%	65.22%	0.04%

Nine Months Ended September 30, 2025
Balance, beginning of year	$1,573	6,537	3,634	220	24	13	12,001
Provision for (recovery of) credit losses	(514)	68	788	(17)	7	124	456
Losses charged off	—	(110)	(55)	(17)	—	(159)	(341)
Recoveries	—	—	4	8	—	42	54
Balance, end of period	$1,059	6,495	4,371	194	31	20	12,170

Ratio of net charge-offs to average loans	—%	0.01%	0.01%	0.06%	—%	83.43%	0.02%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The ratio of the allowance for credit losses for loans to total loans at  September 30, 2026 and December 31, 2025 was 0.78% and 0.80%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	September 30, 2026		December 31, 2025
	Amortized	Related	Amortized	Related
	Cost Basis	Allowance	Cost Basis	Allowance
Commercial & industrial	$2,356	1,496	—	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	2,365	—	—	—
Farmland	—	—	—	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	561	5	1,024	23
Secured by junior liens on 1-4 family dwellings	—	—	37	—
Home equity line-of-credit loans	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$5,282	1,501	1,061	23

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

Other Loans, Including Deposit Overdrafts. Other loans may include loans that do not fit in any of the other categories, but the category is primarily composed of loans to other depository institutions and overdrafts from transaction deposit accounts. Overdraft payments are recorded as a recovery and overdrafts are generally written off after 60 days with a negative balance.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at September 30, 2026 and December 31, 2025 (in thousands):

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
September 30, 2026
Commercial & industrial
Pass	$10,941	14,628	9,940	8,273	11,888	11,881	13,608	—	81,159
OAEM	—	84	132	—	3,357	—	301	—	3,874
Substandard	—	—	—	44	842	1,277	490	—	2,653
Doubtful	—	—	—	—	—	—	—	—	—
Total	10,941	14,712	10,072	8,317	16,087	13,158	14,399	—	87,686
Gross charge-offs (1)	—	—	1,301	—	2,006	—	—	—	3,307
Commercial, secured by real estate
Pass	155,620	102,261	74,002	113,765	188,466	437,819	10,241	195	1,082,369
OAEM	—	1,232	—	—	1,371	4,614	—	—	7,217
Substandard	—	—	—	2,365	12,368	4,518	128	—	19,379
Doubtful	—	—	—	—	—	—	—	—	—
Total	155,620	103,493	74,002	116,130	202,205	446,951	10,369	195	1,108,965
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	54,581	40,507	30,499	44,623	65,298	189,991	57,509	—	483,008
OAEM	—	—	—	594	—	186	—	—	780
Substandard	—	—	—	509	179	1,328	263	—	2,279
Doubtful	—	—	—	—	—	—	—	—	—
Total	54,581	40,507	30,499	45,726	65,477	191,505	57,772	—	486,067
Gross charge-offs (1)	—	—	—	7	—	—	—	—	7
Consumer
Pass	3,116	3,754	2,628	1,760	1,589	900	65	—	13,812
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	11	19	6	—	—	36
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,116	3,754	2,628	1,771	1,608	906	65	—	13,848
Gross charge-offs (1)	—	—	—	66	41	—	—	—	107
Agricultural
Pass	1,392	43	44	497	162	162	9,778	—	12,078
OAEM	—	—	—	600	—	—	2,966	—	3,566
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,392	43	44	1,097	162	162	12,744	—	15,644
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Other
Pass	3,002	—	—	—	—	—	946	—	3,948
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,002	—	—	—	—	—	946	—	3,948
Gross charge-offs (1)	—	—	—	—	—	—	125	—	125
Total loans	$228,652	162,509	117,245	173,041	285,539	652,682	96,295	195	1,716,158

(1) - for the nine months ended September 30, 2026.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
December 31, 2025
Commercial & industrial
Pass	$16,191	13,044	9,383	20,832	14,869	6,224	15,623	—	96,166
OAEM	95	148	—	833	628	1,189	—	—	2,893
Substandard	—	—	62	2,919	—	195	406	73	3,655
Doubtful	—	1,391	—	—	—	—	—	—	1,391
Total	16,286	14,583	9,445	24,584	15,497	7,608	16,029	73	104,105
Gross charge-offs (2)	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	100,086	99,773	124,458	221,446	147,351	351,646	16,558	—	1,061,318
OAEM	—	—	—	4,947	4,254	6,602	—	—	15,803
Substandard	—	—	2,418	12,508	1,451	4,546	—	167	21,090
Doubtful	—	—	—	—	—	—	—	—	—
Total	100,086	99,773	126,876	238,901	153,056	362,794	16,558	167	1,098,211
Gross charge-offs (2)	—	—	—	—	—	110	—	—	110
Residential real estate
Pass	42,199	31,208	52,824	73,538	80,321	131,732	54,387	—	466,209
OAEM	—	—	—	—	192	855	—	—	1,047
Substandard	—	—	643	188	277	1,843	144	—	3,095
Doubtful	—	—	—	—	—	—	—	—	—
Total	42,199	31,208	53,467	73,726	80,790	134,430	54,531	—	470,351
Gross charge-offs (2)	—	—	27	—	—	31	—	—	58
Consumer
Pass	5,598	3,954	3,047	2,254	1,305	683	54	—	16,895
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	15	27	5	13	—	—	60
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,598	3,954	3,062	2,281	1,310	696	54	—	16,955
Gross charge-offs (2)	—	18	—	4	10	2	—	—	34
Agricultural
Pass	2,612	51	1,246	224	54	197	11,315	—	15,699
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,612	51	1,246	224	54	197	11,315	—	15,699
Gross charge-offs (2)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	210	—	210
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	210	—	210
Gross charge-offs (2)	—	—	—	—	—	—	206	—	206
Total loans	$166,781	149,569	194,096	339,716	250,707	505,725	98,697	240	1,705,531

(2) - for the year ended December 31, 2025.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

A loan portfolio aging analysis by class segment at September 30, 2026 and December 31, 2025 is as follows (in thousands):

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
September 30, 2026
Commercial & industrial	$—	432	—	432	87,254	87,686	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	229,752	229,752	—
Non-owner occupied	—	—	2,365	2,365	507,739	510,104	—
Farmland	—	—	—	—	35,983	35,983	—
Multi-family	—	—	—	—	265,689	265,689	—
Construction	—	—	—	—	67,437	67,437	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	63	331	197	591	409,479	410,070	157
Secured by junior liens on 1-4 family dwellings	—	—	—	—	19,359	19,359	—
Home equity line-of-credit loans	349	—	—	349	56,289	56,638	—
Consumer	—	—	—	—	13,848	13,848	—
Agricultural	—	—	—	—	15,644	15,644	—
Other	196	—	—	196	3,752	3,948	—
Total	$608	763	2,562	3,933	1,712,225	1,716,158	157

December 31, 2025
Commercial & industrial	$74	—	—	74	104,031	104,105	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	219,273	219,273	—
Non-owner occupied	2,418	—	—	2,418	502,764	505,182	—
Farmland	—	—	—	—	35,561	35,561	—
Multi-family	—	—	—	—	253,051	253,051	—
Construction	72	—	—	72	85,072	85,144	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,220	360	838	2,418	393,134	395,552	505
Secured by junior liens on 1-4 family dwellings	47	—	—	47	20,643	20,690	—
Home equity line-of-credit loans	176	122	11	309	53,800	54,109	11
Consumer	29	—	15	44	16,911	16,955	15
Agricultural	—	—	—	—	15,699	15,699	—
Other	210	—	—	210	—	210	—
Total	$4,246	482	864	5,592	1,699,939	1,705,531	531

Residential consumer mortgage loans secured by residential real estate in the process of foreclosure totaled $0 and $331 thousand at September 30, 2026 and  December 31, 2025, respectively.

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

Excluding individually evaluated collateral dependent loans that are measured at fair value, the following tables present the amortized cost basis of loans modified during the reporting period for borrowers who were experiencing financial difficulty at the time of modification, disaggregated by class of financing receivable and type of concession granted (in thousands), as of September 30, 2026 and 2025.

	Interest Rate Reduction	Extended Maturity	Principal Forgiveness	Payment Delay	Combination - Interest Rate Reduction and Extended Maturity	Combination - Interest Rate Reduction and Payment Delay	Combination - Extended Maturity and Payment Delay	Total Modifications	Percent of Total Class
Three Months Ended September 30, 2026
Residential real estate, secured by senior liens on 1-4 family dwellings	$—	—	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—	—	—%
Total	$—	—	—	—	—	—	—	—

Nine Months Ended September 30, 2026
Residential real estate, secured by senior liens on 1-4 family dwellings	$—	331	—	—	—	—	—	331	0.08%
Consumer	11	—	6	—	17	—	—	34	0.25%
Total	$11	331	6	—	17	—	—	365

Three Months Ended September 30, 2025
Commercial & industrial	$—	195	—	—	—	—	—	195	0.18%
Commercial, secured by real estate, owner occupied	$—	—	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—	—	—%
Total	$—	195	—	—	—	—	—	195

Nine Months Ended September 30, 2025
Commercial & industrial	$—	270	—	—	1,014	—	1,722	3,006	2.78%
Commercial, secured by real estate, non-owner occupied	—	482	—	—	—	—	—	482	0.22%
Consumer	—	20	—	—	—	—	—	20	0.11%
Total	$—	772	—	—	1,014	—	1,722	3,508

During the first quarter of 2026, one borrower defaulted on a commercial and industrial loan that underwent payment-delay modifications during the first quarter of 2026 while the borrower was known to be experiencing financial difficulty. The amortized cost basis of this loan was zero at March 31, 2026 and remained zero at September 30, 2026. During the third quarter of 2026, one borrower defaulted on a residential real estate loan that underwent principal forgiveness modifications during the second quarter of 2026 while the borrower was known to be experiencing financial difficulty. The amortized cost basis of this loan was $202 thousand at September 30, 2026. No other loans defaulted during the year-to-date period ended June 30, 2026, that, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty.

During the third quarter of 2024, one borrower defaulted on two consumer loans that underwent maturity-extension and payment-delay modifications during the second quarter of 2024 while the borrower was known to be experiencing financial difficulty. The borrower remained in default through February 2025. At September 30, 2025, the amortized cost basis of these two consumer loans totaled $20 thousand. No other loans defaulted during the year-to-date period ended September 30, 2025, that, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty.

At  September 30, 2026 and December 31, 2025, LCNB was not committed to lend additional funds to borrowers who, during the respective nine and twelve-month reporting periods, were granted loan modifications while experiencing financial difficulty.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at September 30, 2026 and December 31, 2025 were approximately $301.7 million and $333.5 million, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - PURCHASED CREDIT DETERIORATED LOANS

Activity during the three and nine months ended September 30, 2026 and 2025 for the accretable discount related to PCD loans acquired from EFBI and CNNB is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accretable discount, beginning of period	$789	1,071	843	1,113
Less accretion	54	39	108	81
Accretable discount, end of period	$735	$1,032	735	1,032

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Affordable housing tax credit investment	$23,950	20,950
Less amortization	9,011	7,689
Net affordable housing tax credit investment	$14,939	13,261

Unfunded commitment	$6,116	4,804

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 17 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Tax credits and other tax benefits recognized	$543	472	1,603	1,444
Tax credit amortization expense included in provision for income taxes	452	406	1,322	1,207

NOTE 6 - DEPOSITS

The following table presents the composition of LCNB's deposits at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Demand deposits	$445,670	466,094
Interest-bearing demand and money fund deposits	748,560	673,415
Savings deposits	351,721	355,880
IRA and time certificates	336,565	344,966
Total	$1,882,516	1,840,355

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 6 - DEPOSITS (continued)

Contractual maturities of time deposits at September 30, 2026 were as follows (in thousands):

Three months or less	$70,084
Over three through six months	84,264
Over six through twelve months	128,047
October 1, 2026 - September 30, 2027	282,395
October 1, 2027 - September 30, 2028	49,939
October 1, 2028 - September 30, 2029	1,707
October 1, 2029 - September 30, 2030	1,189
October 1, 2030 - September 30, 2031	964
Thereafter	371
Total contractual maturities	$336,565

The aggregate amount of time deposits in denominations of $250 thousand or more at  September 30, 2026 and  December 31, 2025 was $62.8 million and $66.3 million, respectively.

NOTE 7 – BORROWINGS

(A) Long-Term Debt

Long-term debt at September 30, 2026 and December 31, 2025 was as follows (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Term loan	$—	0.00%	$9,428	6.50%
FHLB long-term advances	70,000	4.76%	95,000	4.83%
	$70,000	4.76%	$104,428	4.98%

The term loan with a correspondent financial institution bore a fixed interest rate of 6.5%, amortized quarterly, and had a final balloon payment due on June 15, 2028. The loan was repaid in full on August 7, 2026.

Contractual maturities of long-term debt at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Maturing within one year	$25,000	26,203
Maturing after one year through two years	25,000	26,284
Maturing after two years through three years	10,000	31,941
Maturing after three years through four years	10,000	10,000
Maturing after four years through five years	—	10,000
Total	$70,000	104,428

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 – BORROWINGS (continued)

There were no short-term borrowings at September 30, 2026 or  December 31, 2025.

At September 30, 2026, LCNB had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2027.

At September 30, 2026, LCNB had short-term line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Under the terms of the second arrangement, LCNB can borrow up to $50 million at an interest rate equal to the FOMC targeted federal funds rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing. At September 30, 2026, LCNB had not drawn down on any of these short-term line of credit borrowing arrangements.

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $423 million and $408 million at September 30, 2026 and December 31, 2025, respectively. Remaining borrowing capacity with the FHLB of Cincinnati, including both long-term and short-term borrowings, at September 30, 2026 was approximately $192.7 million.

(B) Subordinated Debentures

On August 7, 2026, LCNB issued $25 million of 6.50% fixed-to-floating rate subordinated notes with a maturity date of August 15, 2036. The subordinated notes, which qualify as Tier 2 capital subject to certain limitations based on maturity date, bear interest at annual rate of 6.50%, are payable semi-annually in arrears commencing on February 15, 2027, and bear a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate ("SOFR") plus 2.34% payable quarterly in arrears commencing on August 15, 2031. The subordinated debt issuance costs of approximately $612 thousand are being amortized over five years on a straight-line basis into interest expense.

NOTE 8 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease expense	$248	229	697	695
Short-term lease expense	—	—	—	5
Variable lease expense	24	31	55	67
Other	8	8	33	28
Total lease expense	$280	268	785	795

Other information related to leases at September 30, 2026 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$552
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted average remaining lease term in years for operating leases	29.8
Weighted average discount rate for operating leases	3.74%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 9 – INCOME TAXES

A reconciliation between the statutory income tax and the Company's effective tax rate for the three and six months ended September 30, 2026 follows:

	Three Months Ended		Nine Months Ended
	Amount	Percent	Amount	Percent
Federal statutory tax rate	$1,885	21.0%	$4,933	21.0%
State and local income taxes, net of federal income tax effect	20	0.3%	36	0.2%
Tax credits:
Low-income housing tax credits (a)	(83)	(0.9)%	(273)	(1.2)%
Nontaxable or nondeductible items:
Tax exempt interest	(28)	(0.3)%	(85)	(0.4)%
Tax exempt income on bank-owned life insurance	(78)	(0.9)%	(230)	(1.0)%
Captive insurance premium income	(54)	(0.6)%	(154)	(0.7)%
Other, net	7	—%	18	0.2%
Total	$1,669	18.6%	$4,245	18.1%

(a) Net of amortization and tax benefits.

Effective tax rates differ from the federal statutory rate for the three and six months ended  September, 2025 applied to income before income taxes due to the following:

	Three Months Ended	Nine Months Ended
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.4)%	(0.4)%
Tax exempt income on bank-owned life insurance	(0.9)%	(1.0)%
Captive insurance premium income	(0.9)%	(1.0)%
Affordable housing tax credit limited partnerships	(0.8)%	(1.1)%
Nondeductible merger-related expenses	—%	0.1%
Other, net	0.2%	0.0%
Effective tax rate	18.2%	17.6%

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Commitments to extend credit:
Commercial loans	$29,454	20,565
Other loans:
Fixed rate	2,063	3,458
Adjustable rate	5,488	12,404
Unused lines of credit:
Fixed rate	8,900	5,776
Adjustable rate	201,013	203,384
Unused overdraft protection amounts on demand accounts	16,115	16,613
Standby letters of credit	5	5
Total commitments	$263,038	262,205

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

Activity in the allowance for credit losses on off-balance sheet credit exposures, recorded in other liabilities on the consolidated condensed balance sheets, for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$201	252	216	263
Provision for (recovery of) credit losses	9	(26)	(6)	(37)
Balance, end of period	$210	226	210	226

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2026 totaled approximately $2 million.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
		Changes in			Changes in
	Unrealized	Pension Plan		Unrealized	Pension Plan
	Losses on	Assets and		Losses on	Assets and
	Available-for-	Benefit		Available-for-	Benefit
	Sale Debt Securities	Obligations	Total	Sale Debt Securities	Obligations	Total
2026
Balance at beginning of period	$(9,766)	(7)	(9,773)	(10,143)	(7)	(10,150)
Other comprehensive income, net of taxes	(2,836)	—	(2,836)	(2,459)	—	(2,459)
Balance at end of period	$(12,602)	(7)	(12,609)	(12,602)	(7)	(12,609)

2025
Balance at beginning of period	$(13,730)	1	(13,729)	(19,190)	1	(19,189)
Other comprehensive income, net of taxes	2,310	—	2,310	7,770	—	7,770
Balance at end of period	$(11,420)	1	(11,419)	(11,420)	1	(11,419)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 12 – RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month period ended  September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Qualified noncontributory defined benefit retirement plan	$—	323	—	955
401(k) plan	230	246	744	729

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

The net periodic pension cost of the nonqualified defined benefit retirement plan consists solely of interest cost of $18 thousand and $54 thousand for the three and nine months ended September 30, 2026 and $19 thousand and $56 thousand for the three and nine months ended September 30, 2025.

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

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards during the six months ended June 30, 2026 and 2025 were as follows:

	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	79,896	$15.84	84,593	16.59
Granted	44,816	17.46	38,950	14.60
Vested	(35,160)	16.70	(43,647)	16.18
Forfeited	—	—	—	—
Nonvested at September 30,	89,552	16.32	79,896	15.84

At September 30, 2026, there were 89,552 restricted stock awards outstanding with an approximate stock value of $1.7 million based on that day's closing stock price. At  September 30, 2025, there were 79,896 restricted stock awards outstanding with an approximate stock value of $1.2 million based on that day's closing stock price. The fair value of restricted stock awards was $782 thousand on the grant date of February 23, 2026 and $569 thousand on the grant date of February 24, 2025. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into expense over the vesting period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – STOCK BASED COMPENSATION (continued)

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Restricted stock expense	$111	130	487	515
Tax effect	23	27	102	108

Unrecognized compensation expense for restricted stock awards was $1.1 million at  September 30, 2026 and is expected to be recognized over a period of 4.4 years.

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

Earnings per share for the three and nine months ended September 30, 2026 and 2025 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$7,309	6,936	19,247	17,464
Less allocation of earnings and dividends to participating securities	46	39	121	99
Net income allocated to common shareholders	$7,263	6,897	19,126	17,365

Weighted average common shares outstanding, gross	14,255,932	14,177,310	14,239,511	14,159,415
Less average participating securities	89,552	79,896	89,552	79,896
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	14,166,380	14,097,414	14,149,959	14,079,519

Earnings per common share:
Basic	$0.51	0.49	1.35	1.23
Diluted	0.51	0.49	1.35	1.23

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$103	103	—	—
Mutual funds measured at net asset value	1,313	1,313	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	53,013	53,013	—	—
U.S. Agency notes	54,408	—	54,408	—
Corporate bonds	18,121	—	18,121	—
U.S. Agency mortgage-backed securities	53,583	—	53,583	—
Municipal securities:
Non-taxable	2,908	—	2,908	—
Taxable	30,105	—	30,105	—

Other assets:
Lender Risk Account	5,721	—	—	5,721
Total recurring fair value measurements	$219,275	54,429	159,125	5,721

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$1,247	—	—	1,247
Total nonrecurring fair value measurements	$1,247	—	—	1,247

December 31, 2025
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$88	88	—	—
Mutual funds measured at net asset value	1,345	1,345	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	50,458	50,458	—	—
U.S. Agency notes	72,404	—	72,404	—
Corporate bonds	11,733	—	11,733	—
U.S. Agency mortgage-backed securities	62,517	—	62,517	—
Municipal securities:
Non-taxable	4,005	—	4,005	—
Taxable	31,154	—	31,154	—

Other assets:
Lender Risk Account	6,165	—	—	6,165
Total recurring fair value measurements	$239,869	51,891	181,813	6,165

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$309	—	—	309
Total nonrecurring fair value measurements	$309	—	—	309

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2026 and December 31, 2025 (dollars in thousands):

				Range
		Valuation	Unobservable			Weighted
	Fair Value	Technique	Inputs	High	Low	Average
September 30, 2026
Individually evaluated collateral dependent loans	$1,247	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2025
Individually evaluated collateral dependent loans	$309	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

Carrying amounts and estimated fair values of financial instruments as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

			Fair Value Measurements at the End of
			the Reporting Period Using
			Quoted
			Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
FINANCIAL ASSETS:
Cash and cash equivalents	$70,250	70,250	70,250	—	—
Debt securities, held-to-maturity, net	15,676	14,030	—	14,030	—
Loans held-for-sale	2,789	2,789	—	2,789	—
Loans, net	1,702,836	1,652,037	—	—	1,652,037
Accrued interest receivable	8,268	8,268	—	8,268	—
Lender risk account	5,721	5,721	—	—	5,721

FINANCIAL LIABILITIES:
Deposits	1,882,516	1,884,590	1,545,950	338,640	—
Long-term debt	70,000	71,332	—	71,332	—
Subordinated debentures	24,406	25,004	—	25,004	—
Accrued interest payable	1,324	1,324	—	1,324	—

December 31, 2025
FINANCIAL ASSETS:
Cash and cash equivalents	$21,614	21,614	21,614	—	—
Debt securities, held-to-maturity, net	16,080	15,113	—	15,113	—
Loans held-for-sale	1,718	1,718	—	1,718	—
Loans, net	1,691,827	1,655,360	—	—	1,655,360
Accrued interest receivable	7,968	7,968	—	7,968	—
Lender risk account	6,165	6,165	—	—	6,165

FINANCIAL LIABILITIES:
Deposits	1,840,355	1,841,661	1,495,389	346,272	—
Long-term debt	104,428	106,456	—	106,456	—
Accrued interest payable	1,533	1,533	—	1,533	—

The methodology to derive the fair value of loans at September 30, 2026  and December 31, 2025 is consistent with the methodology utilized to determine the fair value of loans acquired in the Company’s acquisitions of CNNB and EFBI.

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at  September 30, 2026 or December 31, 2025.

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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net income for the three and nine months ended September 30, 2026 was $7.3 million and $19.2 million, respectively (total basic and diluted earnings per share of $0.51 and $1.35, respectively). This compares to net income of $6.9 million and $17.5 million (total basic and diluted earnings per share of $0.49 and $1.23) for the same respective three and nine-month periods in 2025.

Net interest income for the three and nine months ended September 30, 2026 was $19.7 million and $58.3 million, respectively. This compares to net interest income of $18.1 million and $52.0 million for the same respective three and nine-month periods in 2025. The growth in net interest income was primarily due to an increase in the average yield on earning assets, a reduction in interest-bearing liabilities, and a decrease in the average rate paid on interest-bearing liabilities. LCNB's tax equivalent net interest margin for the three and nine-months ended September 30, 2026 was 3.92% and 3.91%, respectively, compared to 3.57% and 3.43% for the same respective periods in 2025.

LCNB recorded a provision for credit losses of $453 thousand and $3.1 million for the three and nine months ended September 30, 2026, respectively. This compares to a provision for credit losses of $211 thousand and $426 thousand for the same respective three and nine-month periods in 2025. The provision expense for the nine-month period in 2026 was primarily driven by specific reserves related to four participated loans recognized during the first quarter of 2026.

Non-interest income for the three and nine months ended September 30, 2026 was $5.3 million and $15.4 million, respectively. This compares to non-interest income of $5.7 million and $16.2 million for the same respective periods in 2025. The decrease was primarily due to lower net gains from sales of loans and lower service charges and fees recognized on deposit accounts, partially offset by higher fiduciary income.

Non-interest expense for the three and nine months ended September 30, 2026 was $15.6 million and $47.1 million, respectively.  This compares to non-interest expense of $15.1 million and $46.5 million for the same respective three and nine-month periods in 2025.  The increase was primarily due to higher salaries and employee benefits, computer maintenance and supplies, and contracted services expenses, largely offset by lower marketing expense, lower intangible asset amortization, and lower FDIC insurance premiums.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2026 vs. September 30, 2025

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2026 and September 30, 2025, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,710,524	24,375	5.65%	$1,706,281	24,163	5.62%
Interest-bearing demand deposits	15,947	141	3.51%	12,416	183	5.85%
Interest-bearing time deposits	3,143	29	3.66%	256	2	3.10%
Federal Reserve Bank stock	6,405	96	5.95%	6,405	96	5.95%
Federal Home Loan Bank stock	20,593	361	6.95%	20,710	452	8.66%
Investment securities:
Equity securities	5,119	33	2.56%	5,072	37	2.89%
Debt securities, taxable	217,357	1,248	2.28%	247,878	1,212	1.94%
Debt securities, non-taxable (2)	15,783	181	4.55%	18,276	203	4.41%
Total earnings assets	1,994,871	26,464	5.26%	2,017,294	26,348	5.18%
Non-earning assets	263,746			271,717
Allowance for credit losses	(13,365)			(12,105)
Total assets	$2,245,252			$2,276,906

Interest-bearing demand and money market deposits	$670,681	2,340	1.38%	$638,825	2,693	1.67%
Savings deposits	354,410	217	0.24%	359,481	206	0.23%
IRA and time certificates	347,246	2,830	3.23%	420,508	3,958	3.73%
Short-term borrowings	499	6	4.77%	52	1	7.63%
Long-term debt	88,499	1,092	4.90%	104,951	1,321	4.99%
Subordinated debentures	14,612	262	7.11%	—	—	0.00%
Total interest-bearing liabilities	1,475,947	6,747	1.81%	1,523,817	8,179	2.13%
Demand deposits	463,200			465,934
Other liabilities	22,573			20,666
Equity	283,532			266,489
Total liabilities and equity	$2,245,252			$2,276,906
Net interest rate spread (3)			3.45%			3.05%
Net interest income and net interest margin on a taxable-equivalent basis (4)		19,717	3.92%		18,169	3.57%
Ratio of interest-earning assets to interest-bearing liabilities	135.16%			132.38%

(1)	Includes non-accrual loans and loans held-for-sale.
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2026 as compared to the same period in 2025.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30, 2026 vs. 2025
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$60	152	212
Interest-bearing demand deposits	43	(85)	(42)
Interest-bearing time deposits	27	—	27
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	(3)	(88)	(91)
Investment securities:
Equity securities	—	(4)	(4)
Debt securities, taxable	(160)	196	36
Debt securities, non-taxable	(28)	6	(22)
Total interest income	(61)	177	116

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	129	(482)	(353)
Savings deposits	(3)	14	11
IRA and time certificates	(637)	(491)	(1,128)
Short-term borrowings	6	(1)	5
Long-term debt	(203)	(26)	(229)
Subordinated debentures	262	—	262
Total interest expense	(446)	(986)	(1,432)
Net interest income	$385	1,163	1,548

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2026 totaled $19.7 million, an increase of $1.5 million from the comparable period in 2025.  Total interest expense decreased $1.4 million and interest income increasing $116 thousand.

The $116 thousand increase in total interest income was primarily due to a $212 thousand increase in loan income due to a 3 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio and to a $4.2 million increase in average loan balances. This increase was partially offset by a $91 thousand decrease in Federal Home Loan Bank stock dividends primarily due to a 170 basis point decrease in the average rate earned.

The $1.4 million decrease in total interest expense was primarily due to a $1.1 million decrease in IRA and time certificates due to a $73.3 million decrease in average IRA and time certificate deposits and to a 50 basis point decrease in the average rate paid for these deposits. This decrease reflects the strategic runoff of higher-cost certificates and IRA balances as part of LCNB's funding optimization strategy.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2026 vs. September 30, 2025

The following table presents, for the nine months ended September 30, 2026 and 2025, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,708,347	72,153	5.65%	$1,715,654	71,182	5.55%
Interest-bearing demand deposits	12,729	344	3.61%	10,783	455	5.64%
Interest-bearing time deposits	2,884	80	3.71%	253	8	4.23%
Federal Reserve Bank stock	6,405	288	6.01%	6,405	288	6.01%
Federal Home Loan Bank stock	20,671	1,136	7.35%	20,710	1,367	8.83%
Investment securities:
Equity securities	5,107	103	2.70%	5,056	112	2.96%
Debt securities, taxable	224,091	3,651	2.18%	251,597	3,681	1.96%
Debt securities, non-taxable (2)	15,929	548	4.60%	17,945	591	4.40%
Total earnings assets	1,996,163	78,303	5.24%	2,028,403	77,684	5.12%
Non-earning assets	262,415			272,010
Allowance for credit losses	(13,194)			(12,077)
Total assets	$2,245,384			$2,288,336

Interest-bearing demand and money market deposits	$667,095	7,002	1.40%	$604,372	7,404	1.64%
Savings deposits	355,657	643	0.24%	362,989	600	0.22%
IRA and time certificates	346,943	8,243	3.18%	460,970	13,531	3.92%
Short-term borrowings	1,749	52	3.98%	62	3	6.47%
Long-term debt	98,927	3,669	4.96%	112,232	4,056	4.83%
Subordinated debentures	4,924	262	7.11%	—	—	0.00%
Total interest-bearing liabilities	1,475,295	19,871	1.80%	1,540,625	25,594	2.22%
Demand deposits	469,129			467,460
Other liabilities	21,319			19,275
Equity	279,641			260,976
Total liabilities and equity	$2,245,384			$2,288,336
Net interest rate spread (3)			3.44%			2.90%
Net interest income and net interest margin on a taxable-equivalent basis (4)		58,432	3.91%		52,090	3.43%
Ratio of interest-earning assets to interest-bearing liabilities	135.31%			131.66%

(1)	Includes non-accrual loans and loans held-for-sale.
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2026 as compared to the same period in 2025. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended
	September 30, 2026 vs. 2025
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(304)	1,275	971
Interest-bearing demand deposits	72	(183)	(111)
Interest-bearing time deposits	73	(1)	72
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	(3)	(228)	(231)
Investment securities:
Equity securities	1	(10)	(9)
Debt securities, taxable	(425)	395	(30)
Debt securities, non-taxable	(69)	26	(43)
Total interest income	(655)	1,274	619

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	722	(1,124)	(402)
Savings deposits	(12)	55	43
IRA and time certificates	(2,987)	(2,301)	(5,288)
Short-term borrowings	51	(2)	49
Long-term debt	(491)	104	(387)
Subordinated debentures	262	—	262
Total interest expense	(2,455)	(3,268)	(5,723)
Net interest income	$1,800	4,542	6,342

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2026 totaled $58.4 million, an increase of $6.3 million from the comparable period in 2025.  Total interest income increased $619 thousand and total interest expense decreased $5.7 million.

The $619 thousand increase in total interest income was primarily due to a $971 thousand increase in loan interest income. This increase was primarily due to a 10 basis point increase in the average rate earned on the loan portfolio, partially offset by a $7.3 million decrease in average loan balances. This increase was partially offset by a $231 thousand decrease in Federal Home Loan Bank stock dividends primarily due to a 148 basis point decrease in the average rate earned.

The $5.7 million decrease in total interest expense was primarily due to a $5.3 million decrease in interest expense for IRA and time certificates. This decrease was primarily due to a $114.0 million decrease in average IRA and time certificates and to a 75 basis point decrease in the average rate paid for these certificates. This decrease reflects the strategic runoff of higher-cost certificates and IRA balances as part of LCNB's funding optimization strategy.

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

LCNB recorded a provision for credit losses of $453 thousand and $3.1 million for the three and nine months ended September 30, 2026, compared to $211 thousand and $426 thousand for the same respective periods in 2025. Detail on the provision for credit losses for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Provision for credit losses on loans	$443	231	3,074	457
Provision for credit losses on debt securities, held-to-maturity	-	6	-	6
Provision for (recovery on) off-balance-sheet credit exposures	10	(26)	(6)	(37)
Total provision for credit losses	$453	211	3,068	426

The provision expense for the nine-month period in 2026 was primarily driven by credit deterioration identified in four commercial credits during the first quarter of 2026. Specifically, LCNB recorded charge-offs related to two participated logistics-sector loans and established specific reserves on two additional commercial and industrial loans in other industries. While certain borrower-specific challenges affecting the reserved commercial and industrial credits were influenced by global trade uncertainty and geopolitical conditions, management believes those impacts were isolated to the affected borrowers and are not indicative of broader deterioration within the commercial and industrial portfolio. Although management continues to monitor economic, geopolitical and industry-specific developments, current portfolio performance metrics, risk rating trends and other credit quality indicators do not support the need for additional segment-level reserve adjustments beyond those already reflected in the allowance for credit losses. The loan portfolio's overall asset quality remains strong, with nonperforming loans to total loans of 0.24% at September 30, 2026, compared to 0.12% at September 30, 2025.

Net charge-offs for the three and nine months ended September 30, 2026 totaled $744 thousand and $3.5 million, respectively, compared to net charge-offs of $169 thousand and $287 thousand for the same respective periods in 2025. Third-quarter 2026 net charge-offs were largely attributable to one participated loan relationship that represented most of the quarter's charge-offs. Because the credit had already been identified and substantially reserved, the charge-off had limited impact on third-quarter provision expense. In addition to third quarter charge-off, net charge-offs during the nine months ended September 30, 2026 primarily reflected the resolution of two unrelated participated loans within the logistics sector. Loans to one borrower, which carried a specific reserve of approximately $1.4 million at December 31, 2025, were charged off during the first quarter with no additional impact to earnings. In addition, LCNB recognized an approximately $1.3 million charge-off during the first quarter of 2026 related to a separate logistics-sector borrower after significant adverse developments arose subsequent to year-end, including the withdrawal of the borrower's sponsor from restructuring discussions and the acceptance by the lending group of a discounted debt-repurchase proposal.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2026 and September 30, 2025 is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Difference	2026	2025	Difference
Fiduciary income	$2,686	2,588	98	7,906	7,014	892
Service charges and fees on deposit accounts	1,838	1,935	(97)	5,050	5,585	(535)
Bank-owned life insurance income	372	361	11	1,097	1,060	37
Net gains from sales of loans	344	718	(374)	964	2,174	(1,210)
Other operating income	101	102	(1)	370	341	29
Total non-interest income	$5,341	5,704	(363)	15,387	16,174	(787)

Reasons for changes include:

•

Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value were due to the opening of new LCNB Wealth Management customer accounts and to an increase in the market values of managed assets.

•	Service charges and fees on deposit accounts decreased primarily due to decreased fee income received on the ICS product, partially offset by an increase in overdraft fees.
•	Net gains from sales of loans decreased due to a strategic decision to retain a higher percentage of loan originations—particularly 1–4 family, first‑lien residential loans—on the balance sheet rather than selling them into the secondary market. Overall loan origination volumes increased between periods, with 1–4 family, first‑lien residential loan originations totaling $141.0 million during the first nine months of 2026, compared to $67.0 million during the first nine months of 2025. Loans sold during the nine-month period of 2026 totaled $18.4 million, compared to $23.4 million during the same period in 2025.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2026 and September 30, 2025 is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Difference	2026	2025	Difference
Salaries and employee benefits	$9,151	8,682	469	27,577	26,726	851
Equipment expenses	396	380	16	1,126	1,133	(7)
Occupancy expense, net	1,060	1,015	45	3,074	3,047	27
State financial institutions tax	447	432	15	1,341	1,334	7
Marketing	227	336	(109)	836	932	(96)
Amortization of intangibles	230	247	(17)	683	845	(162)
FDIC insurance premiums, net	267	359	(92)	869	1,149	(280)
Computer maintenance and supplies	423	372	51	1,262	1,131	131
Contracted services	1,058	880	178	3,095	2,609	486
Merger-related expenses	—	—	—	—	140	(140)
Other non-interest expense	2,330	2,442	(112)	7,281	7,475	(194)
Total non-interest expense	$15,589	15,145	444	47,144	46,521	623

Reasons for changes include:

•

Salaries and employee benefits increased due to overall wage and benefit increases, an increased number of employees, and an increase in bonus expense accruals, partially offset by decreases in expenses for LCNB's defined benefit retirement.

•	Amortization of intangibles decreased because the core deposit intangible related to Columbus First Bancorp, Inc. amortized in full during the third quarter of 2025.
•

FDIC insurance premiums decreased because of a decreased assessment base reflecting a decrease in total assets and because of a reduction in the assessment rate charged primarily due to a higher level of regulatory capital.

•	Contracted services increased due to increased costs for cloud software and other data services and increased costs for LCNB's overdraft protection product.
•	Merger-related expenses during the nine months ended September 30, 2025 reflect costs incurred in connection with the acquisitions of EFBI and CNNB.
•	Other non-interest expense decreased partially due to the absence of impairment writedowns and losses on sales of property held-for-sale during the 2025 periods.

Income Taxes

LCNB's effective tax rate for the three and nine months ended September 30, 2026 was 18.6% and 18.1%, respectively, compared to 18.1% and 17.6% for the same respective periods in 2025.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at September 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

	September 30, 2026	December 31, 2025	Difference $	Difference %
ASSETS:
Cash and cash equivalents	$70,250	21,614	48,636	225.02%
Interest-bearing time deposits	2,962	2,710	252	9.30%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,416	1,433	(17)	(1.19)%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	0.00%
Debt securities, available-for-sale, at fair value	212,138	232,271	(20,133)	(8.67)%
Debt securities, held-to-maturity, net, at cost	15,676	16,080	(404)	(2.51)%
Federal Reserve Bank stock, at cost	6,405	6,405	—	0.00%
Federal Home Loan Bank stock, at cost	20,218	20,710	(492)	(2.38)%
Loans held-for-sale	2,789	1,718	1,071	62.34%
Loans, net	1,702,836	1,691,827	11,009	0.65%
Premises and equipment, net	39,912	39,196	716	1.83%
Operating lease right-of-use assets	6,088	6,475	(387)	(5.98)%
Goodwill	90,310	90,310	—	0.00%
Core deposit and other intangibles, net	8,115	9,271	(1,156)	(12.47)%
Bank-owned life insurance	56,522	55,424	1,098	1.98%
Interest receivable	8,268	7,968	300	3.77%
Other assets, net	34,229	33,691	538	1.60%
TOTAL ASSETS	$2,281,800	2,240,769	41,031	1.83%

LIABILITIES:
Deposits:
Noninterest-bearing	$445,670	466,094	(20,424)	(4.38)%
Interest-bearing	1,436,846	1,374,261	62,585	4.55%
Total deposits	1,882,516	1,840,355	42,161	2.29%
Long-term debt	70,000	104,428	(34,428)	(32.97)%
Subordinated debentures	24,406	—	24,406	NM
Operating lease liabilities	6,514	6,877	(363)	(5.28)%
Accrued interest and other liabilities	16,146	15,180	966	6.36%
TOTAL LIABILITIES	$1,999,582	1,966,840	32,742	1.66%

SHAREHOLDERS' EQUITY:
Common shares	$189,133	188,212	921	0.49%
Retained earnings	161,781	151,938	9,843	6.48%
Treasury shares, at cost	(56,087)	(56,071)	(16)	0.03%
Accumulated other comprehensive loss, net of taxes	(12,609)	(10,150)	(2,459)	24.23%
TOTAL SHAREHOLDERS' EQUITY	$282,218	273,929	8,289	3.03%
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,281,800	2,240,769	41,031	1.83%

Reasons for changes include:

•	Debt securities, available-for-sale, decreased due to maturities, calls, and paydowns, partially offset by new securities purchased during the period.
•	Debt securities, held-to-maturity, decreased due to calls of municipal securities.
•	Loans, net increased due to growth in the comercial real estate and residential real estate portfolios and to a decrease in the allowance for loan losses, partially offset by a decrease in the commercial and industrial portfolio.
•	Core deposit and other intangibles, net decreased due to amortization of core deposit and mortgage servicing rights intangibles.
•	Cash and cash equivalents and interest-bearing deposits increased primarily due to the timing of a $50 million deposit from a public funds relationship. The deposit was withdrawn shortly after the turn of the quarter.
•	Long-term debt decreased due to repayment of $25.0 million in FHLB borrowings and a term loan.
•	Subordinated debentures proceeds were used to pay off a term loan and for general corporate purposes.
•	Accrued interest and other liabilities decreased due to decreased accrued interest payable, net decreases in various other payable accounts, and smaller decreases in a number of other accounts.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 64.6% of total gross loans at September 30, 2026.

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

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of September 30, 2026, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family	$256,720	24%
Retail	160,850	15%
Office	122,894	12%
Hotel/Motel	104,220	10%
Mixed Use	85,818	8%
Other	66,371	6%
Self storage	55,685	5%
Warehouse (one tenant)	42,071	4%
Warehouse (more than one tenant)	37,530	4%
Farmland	35,983	3%
Light Industrial	27,901	3%
Manufacturing	24,847	2%
Healthcare Facilities	17,189	2%
Dental	11,196	1%
Total	$1,049,275	100%

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of LCNB's commercial real estate loans are made within its general market area of Southwest and Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of September 30, 2026, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Franklin County, Ohio	$263,602	25%
Hamilton County, Ohio	179,426	17%
Butler County, Ohio	96,794	9%
Montgomery County, Ohio	91,719	9%
Warren County, Ohio	85,618	8%
Delaware County, Ohio	66,671	6%
Boone County, Kentucky	56,772	5%
Other counties, Ohio	43,825	4%
Greene County, Ohio	38,249	4%
Clermont County, Ohio	27,297	3%
Licking County, Ohio	20,754	2%
Kenton County, Kentucky	18,946	2%
Preble County, Ohio	16,010	2%
Other counties, Kentucky	11,393	1%
Fayette County, Ohio	10,663	1%
Fairfield County, Ohio	7,931	1%
Other counties, Indiana	7,123	1%
Ross County, Ohio	6,482	1%
Total	$1,049,275	100%

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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Regulatory Capital:
Shareholders' equity	$301,587	278,356
Goodwill and other intangibles	—	(97,502)
Accumulated other comprehensive loss, net	—	10,151
Tier 1 risk-based capital	301,587	191,005
Eligible allowance for credit losses	—	13,613
Total risk-based capital	$301,587	204,618
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	0.00%	11.02%
Tier 1 Capital to risk-weighted assets	0.00%	11.02%
Total Capital to risk-weighted assets	0.00%	11.81%
Leverage	0.00%	8.94%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a minimum Tier 1 leverage ratio as designated by regulatory authorities, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. Effective July 1, 2026, the minimum Tier 1 leverage ratio was lowered from 9% to 8%.  A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualified to use the simplified measure for the September 30, 2026 regulatory capital calculations, but opted not to use this approach. LCNB did not qualify to use the simplified measure for the December 31, 2025 regulatory capital calculations.

Liquidity

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the FHLB, line of credit arrangements totaling $115.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios. In addition, LCNB has approximately $1.8 million in off-balance sheet ICS immediately available for liquidity.

Total remaining borrowing capacity with the FHLB at September 30, 2026 was approximately $192.7 million. Additional borrowings of approximately $115.0 million were available through line of credit arrangements with correspondent banks.

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

Commitments to extend credit at September 30, 2026 totaled $263.0 million and are more fully described in Note 10 - Commitments and Contingent Liabilities to LCNB's condensed consolidated financial statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The annual base projection uses a current interest rate scenario.  As shown below, the September 30, 2026 IRSA indicates that either an increase or a decrease in interest rates would have a positive effect on NII. The changes in NII for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	NII	NII	Limits
	(Dollars in thousands)
Up 300	$82,049	2,113	2.64%	20%
Up 200	81,718	1,782	2.23%	15%
Up 100	81,448	1,512	1.89%	10%
Base	79,936	—	—%	—%
Down 100	80,313	377	0.47%	10%
Down 200	80,055	119	0.15%	15%
Down 300	80,212	276	0.35%	20%

The IRSA shows the effect on NII during a one-year period only.  A longer-range model is the EVE analysis, which shows, accounting for the same rate shocks, the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2026 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a decrease in interest rates will have a positive effect. The changes in EVE for all upward rate shock scenarios and the down 100 BP rate shock scenario are within LCNB's acceptable ranges. The down 200 BP and down 300 BP scenarios are outside of LCNB's acceptable ranges, but management has determined that these shifts are acceptable due to the positive nature of the results with  respect to cash flows.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	EVE	EVE	Limits
	(Dollars in thousands)
Up 300	$262,922	(76,880)	(22.62)%	25%
Up 200	290,196	(49,606)	(14.60)%	20%
Up 100	317,857	(21,945)	(6.46)%	15%
Base	339,802	—	—%	—%
Down 100	370,215	30,413	8.95%	15%
Down 200	409,743	69,941	20.58%	20%
Down 300	433,183	93,381	27.48%	25%

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

LCNB CORP. AND SUBSIDIARIES

Item 4.         Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2026, LCNB's disclosure controls and procedures were effective.

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

 There were no repurchases made under the Plan during the three months ended September 30, 2026, and there are still 310,922 shares that may be purchased pursuant to the Plan.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended September 30, 2026, none of our directors or officers informed us of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

101

The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 4, 2026	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer

November 4, 2026	/s/ Andrew M. Wallace
Andrew M. Wallace, CPA
Executive Vice President and Chief Financial Officer